Form 10-Q
period 1995-03-31
CITIZENS BANCORP /MD/
filed 1995-05-12
CIK 704054

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20949

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934




For The Quarter Ended March 31, 1995   Commission File No. 0-10680


                       CITIZENS BANCORP
    (exact name of registrant as specified in its charter)


          Maryland                              52-1239452
(State or other jurisdiction of             (I.R.S. Employer
 incorporation of organization)            identification No.)


              14401 Sweitzer Lane, Laurel, MD 20707
           (Address of principal executive offices)


                         (301) 206-6080
      (Registrant's telephone number, including area code)




             Former name, former address and former
           fiscal year, if changed since last report.





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No

     As of April 18, 1995, registrant has 14,989,544 shares of Common Stock issued.

                              INDEX


                CITIZENS BANCORP AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


     Consolidated Statements of Condition - March 31, 1995 and
     December 31, 1994.

     Consolidated Statements of Income - Three months ended March
     31, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity -
     Three months ended March 31, 1995 and 1994.

     Consolidated Statements of Cash Flows - Three months ended
     March 31, 1995 and 1994.

     Notes to Consolidated Financial Statements.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations




PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                      CITIZENS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Data)
                                             For Three Months
                                              Ended March 31,
                                               1995     1994
INTEREST INCOME
Interest and Fees on Loans
  and Leases                                 $40,477   $33,330
Interest and Dividends on Securities:
  Securities Available for Sale                5,045     1,669
  Taxable Investment Securities               16,300    13,502
  Tax-exempt Investment Securities               582       639
Interest on Federal Funds Sold
  and Securities Purchased
  Under Resale Agreements                        -         338
      Total Interest Income                   62,404    49,478

INTEREST EXPENSE
Interest on Deposits                          18,967    17,563
Interest on Short-term Borrowings              9,216       898
     Total Interest Expense                   28,183    18,461

NET INTEREST INCOME                           34,221    31,017
Provision for Loan Losses                     (1,720)   (1,515)

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   32,501    29,502

OTHER INCOME
Service Charges on Deposit Accounts            4,859     4,683
Other Service Charges and Fees                 1,719     1,373
Other                                          2,284     2,454
     Total Other Income                        8,862     8,510

OTHER EXPENSES
Compensation and Employee Benefits            13,924    13,613
Occupancy and Equipment                        5,895     5,379
Other                                          7,826     7,578
     Total Other Expenses                     27,645    26,570
INCOME BEFORE INCOME TAXES                    13,718    11,442
Income Taxes                                   5,116     4,275
NET INCOME                                   $ 8,602   $ 7,167

PER SHARE OF COMMON STOCK
     Net Income                              $   .58   $   .48



                CITIZENS BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CONDITION
          (Dollars In Thousands, Except Per Share Data)
                                              March 31,     Dec. 31,
                                                1995          1994
ASSETS
Cash and Cash Equivalents . . . . . . . .    $  195,072   $  215,114
Securities Available for Sale                   329,830      232,150
Investment Securities (fair value
  of $1,154,996 and $1,132,082,
  in 1995 and 1994 respectively)              1,191,569    1,195,219
Loans and Leases   . . . . . . . . . . .      2,006,901    1,965,767
  Less Unearned Income on Loans . . . . .        10,202       12,556
     Total Loans                              1,996,699    1,953,211
  Less Allowance for Loan Losses. . . . .        33,025       32,249
     Net Loans and Leases . . . . . . . .     1,963,674    1,920,962
Premises and Equipment, Net . . . . . . .        56,761       57,872
Accrued Income and Other Assets . . . . .        63,822       66,811
     Total Assets . . . . . . . . . . . .    $3,800,728   $3,688,128

LIABLILITIES
Deposits:
  Noninterest-bearing  . . . . . . . .       $  663,411   $  692,025
  Interest-bearing . . . . . . . . . .        2,187,181    2,090,250
     Total Deposits . . . . . . . . . .       2,850,592    2,782,275
Short-term Borrowings . . . . . . . . . .       618,160      588,295
Other Liabilities . . . . . . . . . . . .        17,133       11,179
     Total Liabilities  . . . . . . . .       3,485,885    3,381,749

STOCKHOLDERS' EQUITY
Preferred Stock, $10.00 Par Value;
  2,500,000 Shares; Outstanding, None
Common Stock, $2.50 Par Value;
  125,000,000 Shares Authorized;
  14,963,583 Shares Issued (1995) and
 $14,931,843 (1994)  . . . . . . . . . .         37,411        37,330
Capital Surplus . . . . . . . . . . . . .       117,714       116,939
Retained Earnings . . . . . . . . . . . .       159,348       154,948
Unrealized Market Gain(Loss) on
  Securities Available for Sale . . . . .           370        (2,838)
     Total Stockholders' Equity . . . .         314,843       306,379
     Total Liabilities and
         Stockholders' Equity . . . . . .    $3,800,728    $3,688,128



PART I, Item 1 (Continued)

                               CITIZENS BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES
                                    IN STOCKHOLDERS' EQUITY
                         (Dollars In Thousands, Except Per Share Data)
                                                                           Net
                                                                       Unrealized
                                                                       Gain (Loss)
                                                                       on Securities
                                    Common     Capital     Retained      Available
                                    Stock      Surplus     Earnings      for Sale    Total
BALANCE,
  JANUARY 1, 1994 . . . . . . .    $ 37,012    $113,684    $139,980     $    -     $290,676
     Net Income . . . . . . . .                               7,167                   7,167
     Effect of Adapting SFAS 115
       at Jan. 1, 1994                                                       603        603
     Cash Dividends Paid On
       Common Stock . . . . . .                              (4,005)                 (4,005)
     Shares of Common Stock
       Sold . . . . . . . . . .          80         780                                 860
     Net unrealized Loss on
       Securities Available
       for sale                                                           (2,043)    (2,043)



BALANCE,
  MARCH 31, 1994  . . . . . . .    $ 37,092    $114,464    $143,142       (1,440)  $293,258


BALANCE,
  JANUARY 1, 1995 . . . . . . .    $ 37,330    $116,939    $154,948    $  (2,838)  $306,379
     Net Income . . . . . . . .                               8,602                   8,602
     Cash Dividends Paid On
       Common Stock . . . . . .                              (4,202)                 (4,202)
     Shares of Common Stock
       Sold . . . . . . . . . .          81         775                                 856
     Net unrealized Gain on
       Securities Available
       for Sale                                                            3,208      3,208

BALANCE,
  MARCH 31, 1995  . . . . . . .    $ 37,411    $117,714    $159,348    $     370   $314,843

PAGE

 PART I, Item 1  (Continued)

                   CITIZENS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                        (Dollars In Thousands)
                                                 For Three Months
                                                  Ended March 31,
                                                 1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income . . . . . . . . . . . . . .     $    8,602   $    7,167
    Adjustments to Reconcile Net Cash
    Provided by Operating Activities:
    Net Loans Held for Resale  . . . . .         (2,017)      (3,878)
    Provision for Loan Losses  . . . .            1,720        1,515
    Provision for Loss on Real Estate
        Acquired in Settlement of Loans             276          615
    Depreciation and Amortization. . . .          2,061        1,520
    Amortization of Intangible Assets. .            362          350
    Net Amortization Accretion of
        Premium/Discount on Securities .            376        1,540
    Decrease in Accrued Interest
        Receivable and Other Assets                160         3,544
    Increase in Other Liabilities                 4,099        3,295
    Other . . . . . . . . . . . . . . .            (463)        (194)
        Net Cash Provided by
          Operating Activities  . . . .      $   15,176   $   15,474


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Maturities of
    Investment Securities:
        Available for Sale . . . . . . .     $   50,138   $   32,521
        Held to Maturity . . . . . . . .         24,110      106,728
  Purchases of Investment Securities:
        Available for Sale . . . . . . .       (142,634)    (124,843)
        Held to Maturity . . . . . . . .        (20,957)     (56,753)
  Net (Increase) in Federal
        Funds Sold and Securities
        Purchased Under Resale Agreement            -         (2,532)
  Net (Increase) in Loans
        and Lease Receivables  . . . . .        (43,204)     (37,404)
  Purchases of Premises and Equipment            (1,661)      (2,181)
  Proceeds from Sale of Real Estate
        Acquired in Settlement of Loans           4,185          776
  Development Costs of Real Estate
        Acquired in Settlement of Loans            (807)        (623)
  Other                                             776            5
        Net Cash Used in
        Investing Activities . . . . . . .   $ (130,054)  $  (84,306)






PART I, Item 1 (Continued)
                                                  For Three Months
                                                   Ended March 31,
                                                 1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (Decrease) Increase in Noninterest-
      bearing Deposits . . . . . . . . . .     $ (28,614)   $ 21,895
  Net Increase in Interest-bearing
      Deposits . . . . . . . . . . . . . .        96,931      34,541
  Net Increase in Short-term
    Borrowings . . . . . . . . . . . . .          29,865      14,565
  Sale of Common Stock . . . . . . . . .             856         860
  Cash Dividends Paid on Common Stock  .          (4,202)     (4,005)

          Net Cash Provided by Financing
            Activities . . . . . . . . .       $  94,836    $ 67,856

Net (Decrease) in Cash and Cash
  Equivalents  . . . . . . . . . . . . .         (20,042)       (976)

Cash and Cash Equivalents, Beginning
  of Period  . . . . . . . . . . . . . .         215,114     188,691


Cash and Cash Equivalents, End of
  Period   . . . . . . . . . . . . . . .       $ 195,072   $ 187,715


                CITIZENS BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1995


NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited, consolidated, financial statements have been prepared by Citizens Bancorp in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments made to the unaudited interim financial statements were of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Citizens Bancorp and Subsidiaries' Annual Report to Stockholders for the year ended December 31, 1994.


NOTE 2.  EARNINGS PER SHARE

     Earnings per share have been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares were 14,958,346 and 14,830,852 for the three months ended March 31, 1995 and 1994, respectively.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the three months ended March 31, 1995 and 1994 was approximately $27.7 million and $18.7 million, respectively. In addition, the Corporation paid income taxes of approximately $4.7 million and $1.4 million during the three months ended March 31, 1995 and 1994, respectively.

     In a non-cash investing activities, the Corporation transferred $232 thousand to Loans Receivable from Real Estate Acquired in Settlement of Loans during the three months ended March 31, 1994. This resulted from an insubstance foreclosure property being reclassified into Loans Receivable in accordance with regulatory guidelines. For the same period in 1995, $789 thousand was transferred from Loans Receivable to Real Estate Acquired in Settlement of Loans.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS


     Citizens Bancorp adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. This statement requires the Corporation to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loans observable market price or the fair value of the collateral if the loan is collateral dependent. Citizens Bancorp also adopted SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This statement amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on its financial position or results of operations for the three months ended March 31, 1995.


PART I, Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                CITIZENS BANCORP AND SUBSIDIARIES

          (Dollars In Thousands, Except Per Share Data)

Selected financial information for Citizens Bancorp and
Subsidiaries is listed below:
                                       Three Months   Three Months
                                          Ended          Ended
                                         March 31,       March 31,
                                           1995           1994

CONDENSED INCOME STATEMENT
Interest Income . . . . . . . . . .     $   62,404     $   49,478
Interest Expense  . . . . . . . . .         28,183         18,461
Net Interest Income . . . . . . . .         34,221         31,017
Provision for Loan Losses . . . . .          1,720          1,515
Other Income  . . . . . . . . . . .          8,862          8,510
Other Expenses  . . . . . . . . . .         27,645         26,570
Net Income  . . . . . . . . . . . .          8,602          7,167

PER SHARE OF COMMON STOCK
Net Income  . . . . . . . . . . . .     $      .58     $      .48
Dividends Paid  . . . . . . . . . .            .28            .27
Book Value  . . . . . . . . . . . .          21.04          19.76

OTHER INFORMATION
Total Average Assets  . . . . . . .     $3,713,828     $3,272,905
Total Assets  . . . . . . . . . . .      3,800,728      3,347,461
Total Average Stockholders' Equity         311,099        294,519

RATIOS
Interest Margin . . . . . . . . . .           4.04%          4.23%
Loans to Deposits . . . . . . . . .          71.40          63.05
Capital to Assets . . . . . . . . .           8.38           9.00
Return on Equity  . . . . . . . . .          11.22           9.87
Return on Assets  . . . . . . . . .            .94            .89
Loans to Assets . . . . . . . . . .          52.74          54.58
Dividends Paid to Net Income  . . .          48.85          55.88
Reserve for Loan Losses to Loans  .           1.65           1.65

PAGE

PART I, Item 2 (Continued)

                             CITIZENS BANCORP AND SUBSIDIARIES
                         QUARTERLY AVERAGE CONSOLIDATED STATEMENTS
                                  OF CONDITION AND RATES
                              Three Months - 1995              Three Months - 1994
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate

                                 (Taxable Equivalent Basis, Dollars In Thousands)
ASSETS

Loans:
  Commercial . . . . .  $  354,455      $ 7,764    8.88%   $  310,110   $ 5,287     6.91%
  Real Estate  . . . .     956,920       21,372    9.06       856,758    16,864     7.98
  Consumer . . . . . .     647,434       11,341    7.10       619,416    11,179     7.32
    Total Loans  . . .   1,958,809       40,477    8.38     1,786,284    33,330     7.57

Securities:
  Securities Available
    for Sale  . . . .      320,483        5,045    6.38       142,905     2,007     5.70
  Taxable Investment .                   16,300    5.72       999,762    12,823     5.20
    Securities . . . .   1,155,712       16,300    5.72       999,762    12,823     5.20
  Non-Taxable Investment
    Securities              31,677          895   11.46        36,535       980    10.88
 Total Investment
      Securities . . .   1,507,872       22,240    5.98     1,179,202    15,810     5.44

Short-term Investments       -             -        -          42,473       338     3.22
    Total Interest
      Earning Assets .   3,466,681      $62,717    7.34%    3,007,959   $49,818     6.72%

Cash . . . . . . . . .     159,504                            164,101
Reserve for Loan
  Losses . . . . . . .     (32,722)                           (29,398)
Other Assets . . . . .     120,365                            130,243
          Total Assets  $3,713,828                         $3,272,905

Results of Operations

     Net income for the three months ended March 31, 1995 increased $ 1.4 million or 20.0% from the corresponding period in 1994. Earnings per share for the three months totaled $.58 which was $.10 or 20.8% greater than the first three months of 1994. The Corporation's returns on average equity were 11.22% and 9.87% for the three months ended March 31, 1995 and 1994, respectively. The Corporation's returns on average assets were .94% and .89% for the three months ended March 31, 1995 and 1994, respectively.

Net Interest Income

     Net interest income for the three months ended March 31, 1995 increased $3.2 million or 10.3% from the corresponding period in 1994. This increase resulted primarily from the approximately $458.7 million in additional outstanding earning assets in the first quarter of 1995 compared to the first quarter of 1994. Average earning assets increased due to an additional $172.5 million (9.6%) in average loans outstanding and $328.7 million (27.9%) in average securities outstandings. Funding for the loan and securities growth was obtained through a 14.5% growth in noninterest and interest bearing liabilities from the previous year balances.

     In the table below, net interest income is presented on a "taxable equivalent" basis. The income earned on tax-exempt assets, such as municipal securities, is adjusted for analytical purposes to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.


PART I, Item 2 (Continued)


                              Three Months - 1995               Three Months - 1994
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate

                                 (Taxable Equivalent Basis, Dollars In Thousands)
LIABILITIES AND
  STOCKHOLDERS' EQUITY


Deposits:
  Savings and Demand .  $  936,343     $ 6,272     2.72%   $  988,235   $ 6,415     2.63%
  Money Market . . . .     453,387       3,620     3.24       534,322     3,251     2.47
  Time Certificates  .     722,419       9,075     5.09       689,076     7,897     4.65
    Total  . . . . . .   2,112,149      18,967     3.64     2,211,633    17,563     3.22

  Short-term Borrowings    643,963       9,216     5.80       126,516       898     2.88

Total Interest-bearing
  Liabilities  . . . .   2,756,112      28,183     4.15     2,338,149    18,461     3.20

Noninterest-bearing
  Deposits . . . . . .     631,292                            621,562
Other Liabilities  . .      15,325                             18,675
Stockholders' Equity .     311,099                            294,519
Total Liabilities and
  Stockholders' Equity  $3,713,828                         $3,272,905
Net Interest Income  .                 $34,534                          $31,357
Net Interest Margin  .                             4.04%                           4.23%

PAGE

Provision for Loan Loss and Allowance

     The provision for loan losses was $ 1.7 million for the three months ended March 31, 1995 compared to $1.5 million for the comparable 1994 period. Net loan charge-offs were $945 thousand and $648 thousand for the three months ended March 31, 1995 and 1994, respectively. There are no recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

     The allowance for loan losses was $33.0 million and $29.9 million at March 31, 1995 and 1994, respectively. The allowance approximates 1.65% of total loans outstanding at both March 31, 1995 and 1994, respectively. The allowance represents coverage of 181.3% and 151.8% of non-performing loans outstanding at March 31, 1995 and 1994, respectively. At March 31, 1995 and 1994 there were $18.2 million and $19.7 million in non-performing loans outstanding.

     At March 31, 1995 and 1994 there were $15.5 million and $25.1 million, respectively in other real estate owned by the Corporation.

Other Income and Expense

     Other income for the three months ended March 31, 1995 increased $352 thousand or 4.1% from the comparable 1994 period.
The increase was primarily due to higher transaction volumes resulting in increased service charge fees.
PAGE

     Other expenses increased $1.1 million or 4.0% for the three months ended March 31, 1995 compared to the same period in 1994.

Income Taxes

     Federal and state income taxes increased 19.7% for the three months ended March 31, 1995 when compared with 1994. This resulted primarily from higher levels of pre-tax income and maturities of tax-exempt investments.

     The Corporation's effective income tax rates were 37.3% and 37.4% for the three months ended March 31, 1995 and 1994, respectively.


Financial Condition

     As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $15.2 million and $15.5 million for the three months ended March 31, 1995 and 1994, respectively.

     Purchases of investment securities and growth in loans outstanding were the Corporation's most significant investing activities. During the first three months of 1995, approximately $90 million of securities purchases were consummated in excess of replacement of maturing securities. Loan demand strengthened in the three months ended March 31, 1995 with $43 million in net new loans booked. Deposit growth in the first quarter of 1995 increased $97 million in interest bearing deposits, offset by a $29 million decrease in non-interest bearing deposits.

Capital Resources

     The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. These standards classify capital into two tiers, referred to as Tier 1 and Tier 2.

     At March 31, 1995 and 1994, Citizens Bancorp's Tier I risk-based capital ratio was 13.0% and 13.1%, respectively, well in excess of the 4% regulatory requirement. For the same periods, the total risk-based capital ratio was 14.2% and 14.3%, respectively, also well in excess of the 8% requirement. The leverage ratio stood at 8.5% and 8.8% at March 31, 1995 and 1994, respectively, meeting the 4% ratio test.
PAGE

     At March 31, 1995 and 1994, Citizens Bank of Maryland's Tier I risk-based capital ratio was 12.5% and 13.0%, respectively. For the same periods, the total risk-based capital ratio was 13.7% and 14.2%, respectively. The leverage ratio stood at 8.0% and 8.7% at March 31, 1995 and 1994, respectively.

     At March 31, 1995 and 1994 Citizens Bank of Washington's Tier I risk-based capital ratio was 14.4% and 13.4%, respectively. For the same periods, the total risk-based capital ratio was 15.6% and 14.6%, respectively. The leverage ratio stood at 10.4% and 9.1% at March 31, 1995 and 1994, respectively. At March 31, 1995 and 1994 Citizens Bank of Virginia's Tier I risk-based capital ratio was 12.6% and 11.9%, respectively. For the same periods, the total risk-based capital ratio was 13.8% and 13.1%, respectively. The leverage ratio stood at 7.8% and 8.5% at March 31, 1995 and 1994, respectively.

PAGE

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - See proxy statement filed with the Securities and Exchange
         Commission on April 5, 1991.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               CITIZENS BANCORP


               By
                   Kaye A. Simmons
                   Treasurer
                   Principal Accounting Officer




               By
                   Jean G. Salamone
                   Secretary