Form 10-Q
period 1995-06-30
CITIZENS BANCORP /MD/
filed 1995-08-11
CIK 704054

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20949

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934




For The Quarter Ended June 30, 1995   Commission File No. 0-10680


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

     As of July 20, 1995, registrant has 15,022,115 shares of Common Stock issued.

                              INDEX

                CITIZENS BANCORP AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


     Consolidated Statements of Condition - June 30, 1995 and
     December 31, 1994.

     Consolidated Statements of Income - Three months ended June
     30, 1995 and 1994 and Six months ended June 30, 1995 and
     1994.

     Consolidated Statements of Changes in Stockholders' Equity -
     Six months ended June 30, 1995 and 1994.

     Consolidated Statements of Cash Flows - Six months ended
     June 30, 1995 and 1994.

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

SIGNATURES



                      CITIZENS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Data)
                                        For Three Months      For Six Months
                                         Ended June 30,        Ended June 30,
                                          1995     1994        1995      1994
Interest Income
Interest and Fees on Loans
  and Leases                            $42,925   $35,131   $ 83,402  $ 68,461
Interest and Dividends on Securities:
  Securities Available for Sale           6,227     2,474     11,272     4,143
  Taxable Investment Securities          16,260    14,561     32,560    28,063
  Tax-exempt Investment Securities          560       593      1,142     1,232
Interest on Federal Funds Sold
  and Securities Purchased
  Under Resale Agreements                              88                  426
      Total Interest Income              65,972    52,847    128,376   102,325

Interest Expense
Interest on Deposits                     22,031    17,875     40,998    35,438
Interest on Short-term Borrowings         9,461     2,061     18,677     2,959
     Total Interest Expense              31,492    19,936     59,675    38,397

Net Interest Income                      34,480    32,911     68,701    63,928
Provision for Loan Losses                (1,575)   (1,715)    (3,295)   (3,230)

Net Interest Income After
  Provision for Loan Losses              32,905    31,196     65,406    60,698

Other Income
Service Charges on Deposit Accounts       5,056     5,082      9,915     9,765
Other Service Charges and Fees            1,998     1,630      3,717     3,003
Other                                     2,689     2,405      4,973     4,859
     Total Other Income                   9,743     9,117     18,605    17,627

Other Expenses
Compensation and Employee Benefits       14,193    13,386     28,117    26,999
Occupancy and Equipment                   5,532     5,098     11,427    10,477
Other                                     8,725     9,336     16,551    16,914
     Total Other Expenses                28,450    27,820     56,095    54,390

Income Before Income Taxes               14,198    12,493     27,916    23,935
Income Taxes                              5,422     4,691     10,538     8,966
Net Income                              $ 8,776   $ 7,802   $ 17,378  $ 14,969

Per Share of Common Stock
     Net Income                         $   .59   $   .53   $   1.16  $   1.01

                CITIZENS BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CONDITION
          (Dollars In Thousands, Except Per Share Data)
                                              June 30,      Dec. 31,
                                                1995          1994
Assets
Cash and Cash Equivalents . . . . . . . .    $ 187,493   $   215,114
Securities Available for Sale                  360,596       232,150
Investment Securities (fair value
  of $1,125,969 and $1,132,082
  in 1995 and 1994 respectively)              1,139,201    1,195,219
Loans and Leases   . . . . . . . . . . .      2,056,373    1,965,767
  Less Unearned Income on Loans . . . . .         8,088       12,556
     Total Loans                              2,048,285    1,953,211
  Less Allowance for Loan Losses. . . . .        33,249       32,249
     Net Loans and Leases . . . . . . . .     2,015,036    1,920,962
Premises and Equipment, Net . . . . . . .        56,594       57,872
Accrued Income and Other Assets . . . . .        63,530       66,811
     Total Assets . . . . . . . . . . . .    $3,822,450   $3,688,128

Liabilities
Deposits:
  Noninterest-bearing  . . . . . . . .       $  683,913   $  692,025
  Interest-bearing . . . . . . . . . .        2,249,639    2,090,250
     Total Deposits . . . . . . . . . .       2,933,552    2,782,275
Short-term Borrowings . . . . . . . . . .       553,849      588,295
Other Liabilities . . . . . . . . . . . .        13,586       11,179
     Total Liabilities  . . . . . . . .       3,500,987    3,381,749

Stockholders' Equity
Preferred Stock, $10.00 Par Value;
  2,500,000 Shares; Outstanding, None
Common Stock, $2.50 Par Value;
  125,000,000 Shares Authorized;
  14,998,683 Shares Issued (1995) and
  14,931,843 (1994)  . . . . . . . . . .         37,497       37,330
Capital Surplus . . . . . . . . . . . . .       118,528     116,939
Retained Earnings . . . . . . . . . . . .       163,924      154,948
Net Unrealized Gain(Loss) on
  Securities Available for Sale . . . . .         1,514       (2,838)
     Total Stockholders' Equity . . . .         321,463      306,379
     Total Liabilities and
         Stockholders' Equity . . . . . .    $3,822,450   $3,688,128

                               CITIZENS BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES
                                    IN STOCKHOLDERS' EQUITY
                         (Dollars In Thousands, Except Per Share Data)
                                                                           Net
                                                                       Unrealized
                                                                       Gain (Loss)
                                                                       on Securities
                                    Common     Capital     Retained      Available
                                    Stock      Surplus     Earnings      for Sale    Total
Balance,
  January 1, 1994 . . . . . . .    $ 37,012    $113,684    $139,980    $    -      $290,676
     Net Income . . . . . . . .                              14,969                  14,969
     Effect of Adopting SFAS 115
       at Jan. 1, 1994                                                       603        603
     Cash Dividends Paid On
       Common Stock . . . . . .                              (8,018)                 (8,018)
     Shares of Common Stock
       Sold . . . . . . . . . .         160       1,607                               1,767
     Net unrealized Loss on
       Securities Available
       for sale                                                           (1,808)    (1,808)



Balance,
  June 30, 1994 . . . . . . . .    $ 37,172    $115,291    $146,931    $  (1,205)  $298,189


Balance,
  January 1, 1995 . . . . . . .    $ 37,330    $116,939    $154,948    $  (2,838)  $306,379
     Net Income . . . . . . . .                              17,378                  17,378
     Cash Dividends Paid On
       Common Stock . . . . . .                              (8,402)                 (8,402)
     Shares of Common Stock
       Sold . . . . . . . . . .         167       1,589                               1,756
     Net unrealized Gain on
       Securities Available
       for Sale                                                            4,352      4,352

Balance,
  June 30, 1995 . . . . . . . .    $ 37,497    $118,528    $163,924    $   1,514   $321,463

PAGE

                   CITIZENS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                        (Dollars In Thousands)
                                                 For Six Months
                                                  Ended June 30,
                                                 1995        1994
Cash Flows From Operating Activities
  Net Income . . . . . . . . . . . . . .     $   17,378   $   14,969
    Adjustments to Reconcile Net Cash
    Provided by Operating Activities:
    Net Loans Held for Resale  . . . . .         (9,303)      (1,256)
    Provision for Loan Losses  . . . .            3,295        3,230
    Provision for Loss on Real Estate
        Acquired in Settlement of Loans             759        2,230
    Depreciation and Amortization. . . .          3,595        3,057
    Amortization of Intangible Assets. .            725          473
    Net Amortization of Premium
        on Securities .                            472         2,398
    Increase in Accrued Interest
        Receivable and Other Assets              (1,901)        (961)
    Increase (Decrease)in Other
        Liabilities                               1,521         (912)
    Other . . . . . . . . . . . . . . .            (763)        (155)
        Net Cash Provided by
          Operating Activities  . . . .      $   15,778   $   23,073


Cash Flows From Investing Activities
  Proceeds from Maturities of
    Investment Securities:
        Available for Sale . . . . . . .     $   57,139   $   59,935
        Held to Maturity . . . . . . . .         76,226      184,509
  Purchases of Investment Securities:
        Available for Sale . . . . . . .       (178,294)    (232,420)
        Held to Maturity . . . . . . . .        (20,920)    (205,316)
  Net Increase in Loans
        and Lease Receivables  . . . . .        (89,284)     (42,205)
  Purchases of Premises and Equipment            (2,348)      (5,578)
  Proceeds from Sale of Real Estate
        Acquired in Settlement of Loans           5,478        1,616
  Development Costs of Real Estate
        Acquired in Settlement of Loans          (1,612)      (1,440)
  Other                                              31           44
        Net Cash Used in
        Investing Activities . . . . . . .   $ (153,584)  $ (240,855)





PART I, Item 1 (Continued)
                                                  For Six Months
                                                   Ended June 30,
                                                 1995        1994

Cash Flows From Financing Activities
  Net (Decrease) Increase in Noninterest-
      bearing Deposits . . . . . . . . . .     $  (8,112)  $  25,661
  Net Increase in Interest-bearing
      Deposits . . . . . . . . . . . . . .       159,389       1,131
  Net (Decrease)Increase in Short-term
    Borrowings . . . . . . . . . . . . .         (34,446)    192,870
  Sale of Common Stock . . . . . . . . .           1,756       1,767
  Cash Dividends Paid on Common Stock  .          (8,402)     (8,018)

          Net Cash Provided by Financing
            Activities . . . . . . . . .       $ 110,185   $ 213,411

Net Decrease in Cash and Cash
  Equivalents  . . . . . . . . . . . . .         (27,621)     (4,371)

Cash and Cash Equivalents, Beginning
  of Period  . . . . . . . . . . . . . .         215,114     194,729


Cash and Cash Equivalents, End of
  Period   . . . . . . . . . . . . . . .       $ 187,493   $ 190,358


                CITIZENS BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1995


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


NOTE 2.  EARNINGS PER SHARE

     Earnings per share have been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares were 14,975,675 and 14,846,687 for the six months ended June 30, 1995 and 1994, respectively.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the six months ended June 30, 1995 and 1994 was approximately $59.0 million and $37.9 million, respectively. In addition, the Corporation paid income taxes of approximately $9.8 million and $10.6 million during the six months ended June 30, 1995 and 1994, respectively.

     In non-cash investing activities, the Corporation transferred $1.1 million to Real Estate Acquired in Settlement of Loans from
Loans Receivable during the six months ended June 30, 1995.


PAGE

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS


     Citizens Bancorp adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. This statement requires the Corporation to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loans observable market price or the fair value of the collateral if the loan is collateral dependent. On January 1, 1995, Citizens Bancorp also adopted SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This statement amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on its financial position or results of operations for the six months ended June 30, 1995.

         
PART I, Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                CITIZENS BANCORP AND SUBSIDIARIES

          (Dollars In Thousands, Except Per Share Data)

Selected financial information for Citizens Bancorp and
Subsidiaries is listed below:
                                       Six Months     Six months
                                          Ended          Ended
                                         June 30,       June 30,
                                           1995           1994

Condensed Income Statement
Interest Income . . . . . . . . . .     $  128,376     $  102,325
Interest Expense  . . . . . . . . .         59,675         38,397
Net Interest Income . . . . . . . .         68,701         63,928
Provision for Loan Losses . . . . .          3,295          3,230
Other Income  . . . . . . . . . . .         18,605         17,627
Other Expenses  . . . . . . . . . .         56,095         54,390
Net Income  . . . . . . . . . . . .         17,378         14,969

Per Share of Common Stock
Net Income  . . . . . . . . . . . .     $     1.16     $     1.01
Dividends Paid  . . . . . . . . . .            .56            .54
Book Value  . . . . . . . . . . . .          21.43          20.05

Other Information
Total Average Assets  . . . . . . .     $3,750,022     $3,332,661
Total Assets  . . . . . . . . . . .      3,822,450      3,496,876
Total Average Stockholders' Equity         314,295        295,743

Ratios
Interest Margin . . . . . . . . . .           3.99%          4.24%
Loans to Deposits . . . . . . . . .          71.17          62.83
Capital to Assets . . . . . . . . .           8.38           8.87
Return on Equity  . . . . . . . . .          11.15          10.21
Return on Assets  . . . . . . . . .            .93            .91
Loans to Assets . . . . . . . . . .          53.10          53.64
Dividends Paid to Net Income  . . .          48.35          53.56
Reserve for Loan Losses to Loans  .           1.62           1.70

PAGE

Results of Operations

     Net income for the six months ended June 30, 1995 increased
$2.4 million or 16.1% from the corresponding period in 1994. Earnings per share for the six months totaled $1.16 which was $.15 or 14.9% greater than the first six months of 1994. The Corporation's return on average equity was 11.15% and 10.21% for the six months ended June 30, 1995 and 1994, respectively. The Corporation's return on average assets was .93% and .91% for the six months ended June 30, 1995 and 1994, respectively.


Net Interest Income

     Net interest income for the six months ended June 30, 1995 increased $4.8 million or 7.5% from the corresponding period in 1994. This increase resulted primarily from the approximately $433 million in additional outstanding earning assets in the first six months of 1995 compared to the first six months of 1994. Average earning assets increased due to an additional $194 million (10.8%) in average loans outstanding and $265 million (21.3%) in average securities outstandings. Funding for the loan and securities growth was obtained through a 13.3% growth in short-term borrowings from the previous year balances.

     In the table below, net interest income is presented on a "taxable equivalent" basis. The income earned on tax-exempt assets, such as municipal securities, is adjusted for analytical purposes to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

PAGE

                             CITIZENS BANCORP AND SUBSIDIARIES
                         QUARTERLY AVERAGE CONSOLIDATED STATEMENTS
                                  OF CONDITION AND RATES
                              Six Months - 1995              Six Months - 1994
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate

                                 (Taxable Equivalent Basis, Dollars In Thousands)

ASSETS

Loans:
  Commercial . . . . .  $  357,159     $ 16,019    9.04%  $   332,316   $11,758     7.14%
  Real Estate  . . . .     977,442       44,044    9.09       853,296    34,860     8.24
  Consumer . . . . . .     656,641       23,339    7.17       611,750    21,843     7.20
    Total Loans  . . .   1,991,242       83,402    8.45     1,797,362    68,461     7.68

Investment Securities:
  Securities Available
    for Sale . . . . .     332,521       11,272    6.84       179,410     4,143     4.66
  Taxable. . . . . . .   1,147,341       32,560    5.72     1,030,781    28,060     5.49
  Non-Taxable. . . . .      30,710        1,757   11.54        35,167     1,893    10.85
 Total Securities. . .   1,510,572       45,589    6.09     1,245,358    34,096     5.52

Fed Funds Sold and
  Securities Purchased
  Under Resale Agmts    __________                             26,039       426     3.30
    Total Interest
      Earning Assets .   3,501,814       128,991   7.43     3,068,759   102,983     6.77

Cash . . . . . . . . .     161,570                            165,254
Reserve for Loan
  Losses . . . . . . .     (33,155)                           (29,864)
Other Assets . . . . .     119,793                            128,494
          Total Assets  $3,750,022                         $3,332,661

                              Six Months - 1995                 Six Months - 1994
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate

                                 (Taxable Equivalent Basis, Dollars In Thousands)
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Deposits:
  Savings and Demand .  $  922,711      12,449     2.72     1,003,340    13,132     2.64
  Money Market . . . .     439,630       7,239     3.32       525,800     6,542     2.50
  Time Certificates  .     798,793      21,310     5.38       689,593    15,782     4.62
    Total  . . . . . .   2,161,134      40,998     3.83     2,218,733    35,438     3.22

  Short-term Borrowings    621,108      18,677     6.06       173,526     2,959     3.44

Total Interest-bearing
  Liabilities  . . . .   2,782,242      59,675     4.32     2,392,259    38,397     3.24

Demand Deposits. . . .     636,906                            626,308
Other Liabilities  . .      16,587                             18,351
Stockholders' Equity .     314,287                            295,743
Total Liabilities and
  Stockholders' Equity  $3,750,022                         $3,332,661
Net Interest Income  .                 $69,316                          $64,587
Net Interest Yield on
  Earning Assets                                   3.99%                           4.24%

Provision for Loan Loss and Allowance

     The provision for loan losses was $3.3 million for the six months ended June 30, 1995 compared to $3.2 million for the comparable 1994 period. Net loan charge-offs were $2.3 million and $1.5 million for the six months ended June 30, 1995 and 1994, respectively. There are no recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

     The allowance for loan losses was $33.2 million and $30.9 million at June 30, 1995 and 1994, respectively. The allowance approximates 1.62% and 1.70% of total loans outstanding at both June 30, 1995 and 1994, respectively. The allowance represents coverage of 187.1% and 156.9% of non-performing loans outstanding at June 30, 1995 and 1994, respectively. At June 30, 1995 and 1994 there were $17.7 million and $20.0 million in non-performing loans outstanding.

     At June 30, 1995 and 1994 there was $15.2 million and $23.5 million, respectively in other real estate acquired in settlement of loans by the Corporation.


Non-Performing Assets

     Non-performing assets include nonaccrual and restructured loans, accruing loans past-due 90 days or more, and real estate acquired in settlement of loans. The table below reflects the distribution of non-performing assets.

                                      June 30,     December 31,
                                        1995          1994
                                       (Dollars in Thousands)
     Commercial, Financial, and
       Agricultural                   $  5,705     $  6,548
     Real Estate - Construction          1,347        1,345
     Real Estate - Mortgage             10,507       10,954
     Consumer                              211          234
          Total Non-performing loans    17,770       19,081

     Real Estate Acquired in Settlement
       of Loans                         15,193       18,003
          Total Non-performing Assets   32,963       37,084

     Non-performing Loans to Total Loans   .87%         .99%
     Non-performing Assets to Loans
       and Real Estate Acquired
       in Settlement of Loans             1.60         1.88
     Accruing Loans Past Due 90 Days
       or More                        $    830     $    786
     Restructured Loans                 15,697       14,166




Other Income and Expense

     Other income for the six months ended June 30, 1995 increased $978 thousand or 5.5% from the comparable 1994 period. This increase was primarily due to a $417 thousand increase in credit card merchant fees and the $146 thousand in service charges from official bank drafts.

     Other expenses increased $1.7 million or 3.1% for the six months ended June 30, 1995 compared to the same period in 1994.

     Compensation and employee benefits for the six months ended June 30, 1995, increased $1.1 million or 4.1% from the comparable 1994 period due to normal merit increases. Occupancy and equipment expense for the first six months of 1995 increased $1.0 million or 9.1% over the same period in 1994. This is due to increased rental expense of $400 thousand, increased depreciation expense of $400 thousand on additional capital expenditures, and the bank's decision to reserve funds for future branch consolidation.


Income Taxes

     Federal and state income taxes increased 17.5% for the six months ended June 30, 1995 when compared with 1994. This resulted primarily from higher levels of pre-tax income and maturities of tax-exempt investments.

     The Corporation's effective income tax rate was 37.7% and 37.5% for the six months ended June 30, 1995 and 1994, respectively.


Financial Condition

     As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $15.8 million and $23.1 million for the six months ended June 30, 1995 and 1994, respectively.

     Purchases of investment securities and growth in loans outstanding were the Corporation's most significant investing activities. During the first six months of 1995, approximately $66 million of securities purchases were consummated in excess of replacement of maturing securities. Loan demand strengthened in the six months ended June 30, 1995 with $89 million in net new loans booked. Deposit growth continued in the first six months of 1995 with $159 million in interest bearing deposits, offset by an $8.1 million decrease in non-interest bearing deposits.


Capital Resources

     The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. These standards classify capital into two tiers, referred to as Tier 1 and Tier 2.

     At June 30, 1995 and 1994, Citizens Bancorp's Tier I risk-based capital ratio was 12.9% and 13.3%, respectively, well in excess of the 4% regulatory requirement. For the same periods, the total risk-based capital ratio was 14.1% and 14.6%, respectively, also well in excess of the 8% requirement. The leverage ratio stood at 8.5% and 9.0% at June 30, 1995 and 1994, respectively, meeting the 4% ratio test.

     At June 30, 1995 and 1994, Citizens Bank of Maryland's Tier I risk-based capital ratio was 12.8% and 13.0%, respectively. For the same periods, the total risk-based capital ratio was 14.1% and 14.2%, respectively. The leverage ratio stood at 8.2% and 8.5% at June 30, 1995 and 1994, respectively.

     At June 30, 1995 and 1994 Citizens Bank of Washington's Tier I risk-based capital ratio was 14.6% and 13.5%, respectively. For the same periods, the total risk-based capital ratio was 15.9% and 14.7%, respectively. The leverage ratio stood at 11.9% and 9.5% at June 30, 1995 and 1994, respectively. At June 30, 1995 and 1994 Citizens Bank of Virginia's Tier I risk-based capital ratio was 12.5% and 12.1%, respectively. For the same periods, the total risk-based capital ratio was 13.8% and 13.4%, respectively. The leverage ratio stood at 8.3% and 8.5% at March 31, 1995 and 1994, respectively.

Item 1.  Legal Proceedings - None

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