Form 10-Q
period 1995-09-30
CITIZENS BANCORP /MD/
filed 1995-11-08
CIK 704054

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20949

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934




For The Quarter Ended September 30, 1995   Commission File No.0-10680


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

     As of October 19, 1995, registrant has 15,050,195 shares of

                              INDEX

                CITIZENS BANCORP AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


     Consolidated Statements of Condition - September 30, 1995 and December 31, 1994.

     Consolidated Statements of Income - Three months ended
     September 30, 1995 and 1994 and Nine months ended
     September 30, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity -
     Nine months ended September 30, 1995 and 1994.

     Consolidated Statements of Cash Flows - Nine months ended
     September 30, 1995 and 1994.

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

SIGNATURES


PART I,  ITEM 1 (Continued)


                      CITIZENS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Data)
                                        For Three Months      For Nine Months
                                       Ended September 30,   Ended September 30,
                                          1995     1994        1995      1994
Interest Income
Interest and Fees on Loans
  and Leases                            $43,680   $36,407   $127,082  $104,868
Interest and Dividends on Securities:
  Securities Available for Sale           5,349     3,741     16,621     7,884
  Taxable Investment Securities          15,567    14,995     48,127    43,058
  Tax-exempt Investment Securities          543       596      1,685     1,828
Interest on Federal Funds Sold
  and Securities Purchased
  Under Resale Agreements                             104                  530
      Total Interest Income              65,139    55,843    193,515   158,168

Interest Expense
Interest on Deposits                     24,357    17,778     65,355    53,216
Interest on Short-term Borrowings         6,623     4,477     25,300     7,436
     Total Interest Expense              30,980    22,255     90,655    60,652

Net Interest Income                      34,159    33,588    102,860    97,516
Provision for Loan Losses                (1,825)   (1,590)    (5,120)   (4,820)

Net Interest Income After
  Provision for Loan Losses              32,334    31,998     97,740    92,696

Other Income
Service Charges on Deposit Accounts       5,116     5,140     15,031    14,905
Other Service Charges and Fees            2,312     1,754      6,029     4,757
Other                                     2,698     2,398      7,671     7,257
     Total Other Income                  10,126     9,292     28,731    26,919

Other Expenses
Compensation and Employee Benefits       14,705    13,706     42,822    40,705
Occupancy and Equipment                   5,513     6,000     16,940    16,477
Other                                     7,010     8,569     23,561    25,483
     Total Other Expenses                27,228    28,275     83,323    82,665

Income Before Income Taxes               15,232    13,015     43,148    36,950
Income Taxes                              5,783     4,955     16,321    13,921
Net Income                              $ 9,449   $ 8,060   $ 26,827  $ 23,029


Per Share of Common Stock
     Net Income                         $   .63   $   .54   $   1.79  $   1.55

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                       CITIZENS BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                 (Dollars In Thousands, Except Per Share Data)

                                             September 30,  Dec. 31,
                                                1995          1994
Assets
Cash and Cash Equivalents . . . . . . . .    $ 199,324   $   215,114
Securities Available for Sale                  391,334       232,150
Investment Securities (fair value
  of $1,064,173 and $1,132,082
  in 1995 and 1994 respectively)              1,075,699    1,195,219
Loans and Leases   . . . . . . . . . . .      2,138,687    1,965,767
  Less Unearned Income on Loans . . . . .         6,514       12,556
     Total Loans                              2,132,173    1,953,211
  Less Allowance for Loan Losses. . . . .        34,404       32,249
     Net Loans and Leases . . . . . . . .     2,097,769    1,920,962
Premises and Equipment, Net . . . . . . .        55,684       57,872
Accrued Income and Other Assets . . . . .        63,937       66,811
     Total Assets . . . . . . . . . . . .    $3,883,747   $3,688,128

Liabilities
Deposits:
  Noninterest-bearing  . . . . . . . .       $  654,162   $  692,025
  Interest-bearing . . . . . . . . . .        2,337,790    2,090,250
     Total Deposits . . . . . . . . . .       2,991,952    2,782,275
Short-term Borrowings . . . . . . . . . .       550,439      588,295
Other Liabilities . . . . . . . . . . . .        13,773       11,179
     Total Liabilities  . . . . . . . .       3,556,164    3,381,749

Stockholders' Equity
Preferred Stock, $10.00 Par Value;
  2,500,000 Shares; Outstanding, None
Common Stock, $2.50 Par Value;
  125,000,000 Shares Authorized;
  15,030,096 Shares Issued (1995) and
  14,931,843 (1994)  . . . . . . . . . .         37,575       37,330
Capital Surplus . . . . . . . . . . . . .       119,373      116,939
 Retained Earnings . . . . . . . . . . . .      169,165      154,948
Net Unrealized Gain(Loss) on
  Securities Available for Sale . . . . .         1,470       (2,838)
     Total Stockholders' Equity . . . .         327,583      306,379
     Total Liabilities and
         Stockholders' Equity . . . . . .    $3,883,747   $3,688,128

PAGE

PART I, Item 1 (Continued)

                               CITIZENS BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES
                                    IN STOCKHOLDERS' EQUITY
                         (Dollars In Thousands, Except Per Share Data)
                                                                           Net
                                                                       Unrealized
                                                                       Gain (Loss)
                                                                       on Securities
                                    Common     Capital     Retained      Available
                                    Stock      Surplus     Earnings      for Sale    Total

Balance,
  January 1, 1994 . . . . . . .    $ 37,012    $113,684    $139,980    $    -      $290,676
     Net Income . . . . . . . .                              23,029                  23,029
     Effect of Adopting SFAS 115
       at Jan. 1, 1994                                                      603         603
     Cash Dividends Paid On
       Common Stock . . . . . .                             (12,040)                (12,040)
     Shares of Common Stock
       Sold . . . . . . . . . .         241       2,433                               2,674
     Net Unrealized Loss on
       Securities Available
       for Sale                                                           (2,174)    (2,174)



Balance,
  September 30, 1994 . . . . . . . .$ 37,253   $116,117    $150,969    $  (1,571)  $302,768


Balance,
  January 1, 1995 . . . . . . .    $ 37,330    $116,939    $154,948    $  (2,838)  $306,379
     Net Income . . . . . . . .                              26,827                  26,827
     Cash Dividends Paid On
       Common Stock . . . . . .                             (12,610)                (12,610)
     Shares of Common Stock
       Sold . . . . . . . . . .         245       2,434                               2,679
     Net Unrealized Gain on
       Securities Available
       for Sale                                                            4,308      4,308

Balance,
 September 30, 1995 . . . . . . . .$ 37,575    $119,373    $169,165    $   1,470   $327,583

 PART I, Item 1  (Continued)

                   CITIZENS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                        (Dollars In Thousands)
                                                 For Nine Months
                                               Ended September 30,
                                                 1995        1994
Cash Flows From Operating Activities
  Net Income . . . . . . . . . . . . . .     $   26,827   $   23,029
    Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
    Net Loans Held for Resale  . . . . .        (11,619)      (6,306)
    Provision for Loan Losses  . . . .            5,120        4,820
    Provision for Loss on Real Estate
        Acquired in Settlement of Loans           1,260        3,080
    Depreciation and Amortization. . . .          5,348        4,658
    Amortization of Intangible Assets. .          1,087          834
    Net Amortization of Premium
        on Securities .                            364         3,293
    Increase in Accrued Interest
        Receivable and Other Assets              (3,378)      (2,331)
    Increase (Decrease)in Other
        Liabilities                               1,761          (57)
    Other . . . . . . . . . . . . . . .            (771)         (66)
        Net Cash Provided by
          Operating Activities  . . . .      $   25,999   $   30,954

Cash Flows From Investing Activities
  Proceeds from Maturities of
    Investment Securities:
        Available for Sale . . . . . . .     $   79,849   $   93,357
        Held to Maturity . . . . . . . .        139,447      229,560
  Purchases of Investment Securities:
        Available for Sale . . . . . . .       (231,595)    (242,963)
        Held to Maturity . . . . . . . .        (20,940)    (338,515)
  Net Increase in Loans
        and Lease Receivables  . . . . .       (171,361)     (80,188)
  Purchases of Premises and Equipment            (3,249)      (7,561)
  Proceeds from Sale of Real Estate
        Acquired in Settlement of Loans           6,359        2,335
  Development Costs of Real Estate
        Acquired in Settlement of Loans          (2,260)      (2,223)
  Other                                              71           49
        Net Cash Used in
        Investing Activities . . . . . . .   $ (203,679)  $ (346,149)




PART I, Item 1 (Continued)
                                                  For Nine Months
                                                Ended September 30,
                                                 1995        1994

Cash Flows From Financing Activities
  Net (Decrease) Increase in Noninterest-
      bearing Deposits . . . . . . . . . .     $ (37,863)  $  27,862
  Net Increase in Interest-bearing
      Deposits . . . . . . . . . . . . . .       247,540    (110,369)
  Net (Decrease)Increase in Short-term
    Borrowings . . . . . . . . . . . . .         (37,856)    493,110
  Sale of Common Stock . . . . . . . . .           2,679       2,674
  Cash Dividends Paid on Common Stock  .         (12,610)    (12,040)

          Net Cash Provided by Financing
            Activities . . . . . . . . .       $ 161,890   $ 401,237

Net (Decrease)Increase in Cash and Cash
  Equivalents  . . . . . . . . . . . . .         (15,790)     86,042

Cash and Cash Equivalents, Beginning
  of Period  . . . . . . . . . . . . . .         215,114     194,729


Cash and Cash Equivalents, End of
  Period   . . . . . . . . . . . . . . .       $ 199,324   $ 280,771


                CITIZENS BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the Nine months Ended September 30, 1995


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


NOTE 2.  EARNINGS PER SHARE

     Earnings per share have been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares were 14,992,090 and 14,863,013 for the nine months ended September 30, 1995 and 1994, respectively.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the nine months ended September 30, 1995 and 1994 was approximately $89.8 million and $61.2 million, respectively. In addition, the Corporation paid income taxes of approximately $17.1 million and $14.7 million during the nine months ended September 30, 1995 and 1994, respectively.

     In non-cash investing activities, the Corporation transferred $1.1 million to Real Estate Acquired in Settlement of Loans from
Loans Receivable during the nine months ended September 30, 1995.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS


     Citizens Bancorp adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. This statement requires the Corporation to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loans observable market price or the fair value of the collateral if the loan is collateral dependent. On January 1, 1995, Citizens Bancorp also adopted SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This statement amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on its financial position or results of operations for the nine months ended September 30, 1995.

   <PAGE
PART I, Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                CITIZENS BANCORP AND SUBSIDIARIES

          (Dollars In Thousands, Except Per Share Data)

Selected financial information for Citizens Bancorp and
Subsidiaries is listed below:
                                        Nine Months    Nine months
                                           Ended          Ended
                                        September 30,  September 30,
                                           1995           1994
Condensed Income Statement
Interest Income . . . . . . . . . .     $  193,515     $  158,168
Interest Expense  . . . . . . . . .         90,655         60,652
Net Interest Income . . . . . . . .        102,860         97,516
Provision for Loan Losses . . . . .          5,120          4,820
Other Income  . . . . . . . . . . .         28,731         26,919
Other Expenses  . . . . . . . . . .         83,323         82,665
Net Income  . . . . . . . . . . . .         26,827         23,029

Per Share of Common Stock
Net Income  . . . . . . . . . . . .     $     1.79     $     1.55
Dividends Paid  . . . . . . . . . .            .84            .81
Book Value  . . . . . . . . . . . .          21.79          20.32

Other Information
Total Average Assets  . . . . . . .     $3,766,528     $3,396,408
Total Assets  . . . . . . . . . . .      3,883,747      3,693,251
Total Average Stockholders' Equity         317,646        297,548

Ratios
Interest Margin . . . . . . . . . .           3.94%          4.20%
Loans to Deposits . . . . . . . . .          70.92          63.81
Capital to Assets . . . . . . . . .           8.43           8.76
Return on Equity  . . . . . . . . .          11.29          10.35
Return on Assets  . . . . . . . . .            .95            .91
Loans to Assets . . . . . . . . . .          53.69          53.18
Dividends Paid to Net Income  . . .          47.00          52.28
Reserve for Loan Losses to Loans  .           1.61           1.72

PAGE

Results of Operations

     Net income for the nine months ended September 30, 1995 increased $3.8 million or 16.5% from the corresponding period in 1994. Earnings per share for the nine months totaled $1.79 which was $.24 or 15.5% greater than the first nine months of 1994. The Corporation's return on average equity was 11.3% and 10.4% for the nine months ended September 30, 1995 and 1994, respectively. The Corporation's return on average assets was .95% and .91% for the nine months ended September 30, 1995 and 1994, respectively.


Net Interest Income

     Net interest income for the nine months ended September 30, 1995 increased $5.3 million or 5.5% from the corresponding period in 1994. This increase resulted primarily from the approximately $386 million in additional outstanding earning assets in the first nine months of 1995 compared to the first nine months of 1994. Average earning assets increased due to an additional $216 million (11.9%) in average loans outstanding and $190 million (14.6%) in average securities outstandings. Funding for the loan and securities growth was obtained through a 132.5% growth in short-term borrowings from the previous year balances.

     Net interest margin for the nine months of 1995 was 3.94%, a decline of 26 basis points from the margin recorded for the nine months of 1994.

     The yield on average earning assets increased 60 basis points, to 7.38% from 6.78%, between the periods. This increase in yield should continue in earning assets as the mix of earning assets shifts to loans from securities.

     The cost of interest bearing liabilities increased 90 basis points, to 3.53% from 2.63%. Interest rates paid on customer deposits are higher than the previous nine month levels, coupled with a change in deposit mix, contributed to the increase in deposit interest.

     The extent to which the Corporation is able to maintain its stable net interest margin is significantly influenced by the economic environment in its markets and the economic policy of the Federal Reserve Board, in addition to competitive market conditions for both loans and deposits. Competitive pressures, especially with regard to deposit rates, may lead to decreases in net interest margin in future periods.
PAGE

     In the table below, net interest income is presented on a "taxable equivalent" basis. The income earned on tax-exempt assets, such as municipal securities, is adjusted for analytical purposes to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

PAGE

PART I, Item 2 (Continued)

                             CITIZENS BANCORP AND SUBSIDIARIES
                         QUARTERLY AVERAGE CONSOLIDATED STATEMENTS
                                  OF CONDITION AND RATES
                              Nine months - 1995              Nine Months - 1994
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate

                                 (Taxable Equivalent Basis, Dollars In Thousands)
ASSETS

Loans:
  Commercial . . . . .  $  351,879     $ 23,840    9.06%  $   327,429   $18,139     7.41%
  Real Estate  . . . .     996,504       66,940    8.98       854,426    53,537     8.38
  Consumer . . . . . .     673,826       36,302    7.20       624,392    33,192     7.11
    Total Loans  . . .   2,022,209      127,082    8.40     1,806,247   104,868     7.76

Investment Securities:
  Securities Available
    for Sale . . . . .     343,585       16,621    6.47       208,008     7,213     4.64
  Taxable. . . . . . .   1,124,205       48,127    5.72     1,066,175    43,643     5.47
  Non-Taxable. . . . .      29,846        2,592   11.61        33,294     2,812    11.29
    Total Securities .   1,497,636       67,340    6.01     1,307,477    53,668     5.50

Fed Funds Sold and
  Securities Purchased
  Under Resale Agmts    __________                             19,906       616     4.14
    Total Interest
      Earning Assets .   3,519,845       194,422   7.38%    3,133,630   159,152     6.78

Cash . . . . . . . . .     161,929                            163,953
Reserve for Loan
  Losses . . . . . . .     (33,390)                           (30,346)
Other Assets . . . . .     118,138                            129,171
          Total Assets  $3,766,522                         $3,396,408

PART I, Item 2 (Continued)


                              Nine Months - 1995                Nine Months - 1994
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate

                                 (Taxable Equivalent Basis, Dollars In Thousands)
LIABILITIES AND
  STOCKHOLDERS' EQUITY


Deposits:
  Savings and Demand .  $  912,751      18,562     2.72     1,004,610    19,913     2.65
  Money Market . . . .     430,522      10,876     3.38       518,298     9,992     2.58
  Time Certificates  .     869,296      35,917     5.52       678,643    23,311     4.59
    Total  . . . . . .   2,212,569      65,355     3.95     2,201,551    53,216     3.23

  Short-term Borrowings   580,802       25,300     5.82       249,833     7,436     3.98

Total Interest-bearing
  Liabilities  . . . .   2,793,371      90,655     4.34     2,451,384    60,652     3.31

Demand Deposits. . . .     638,810                            629,315
Other Liabilities  . .      16,695                             18,161
Stockholders' Equity .     317,646                            297,548
Total Liabilities and
  Stockholders' Equity  $3,766,522                         $3,396,408
Net Interest Income  .                $103,767                          $98,500
Net Interest Yield on
  Earning Assets                                   3.94%                           4.20%


Provision for Loan Loss and Allowance

     The provision for loan losses was $5.1 million for the nine months ended September 30,1995 compared to $4.8 million for the comparable 1994 period. Net charge-offs totalled $3.0 million or .15% of average loans versus $2.0 million of .10% of average loans for the comparable nine month periods.

     Total charge-offs were $4.0 million for both nine month periods. Real estate-mortgages comprised $2.5 million and $2.1 million of the total in 1994. Total recoveries were $1.1 million in 1995 of which consumer loans represented .7 million. Total recoveries were $1.9 million in 1994 of which commercial loans represented $1.0 million. There are no recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

     The allowance for loan losses was $34.4 million and $32.0 million at September 30, 1995 and 1994, respectively. The allowance approximates 1.61% and 1.72% of total loans outstanding at both September 30, 1995 and 1994, respectively. The allowance represents coverage of 221.6% and 164.1% of non-performing loans outstanding at September 30, 1995 and 1994, respectively. At September 30, 1995 and 1994 there were $15.5 million and $19.5 million in non-performing loans outstanding.

     At September 30, 1995 and 1994 there was $14.5 million and $22.7 million, respectively in other real estate acquired in settlement of loans by the Corporation.


PAGE

Non-Performing Assets

     Non-performing assets include nonaccrual and restructured loans, accruing loans past-due 90 days or more, and real estate acquired in settlement of loans. The table below reflects the distribution of non-performing assets.

                                       September 30,  December 31,
                                        1995          1994
                                       (Dollars in Thousands)
     Commercial, Financial, and
       Agricultural                   $  5,337     $  6,548
     Real Estate - Construction          1,382        1,345
     Real Estate - Mortgage              8,457       10,954
     Consumer                              348          234
          Total Non-performing loans    15,524       19,081

     Real Estate Acquired in Settlement
       of Loans                         14,486       18,003
          Total Non-performing Assets $ 30,010     $ 37,084

     Non-performing Loans to Total Loans   .73%         .99%
     Non-performing Assets to Loans
       and Real Estate Acquired
       in Settlement of Loans             1.40         1.88
     Accruing Loans Past Due 90 Days
       or More                        $  3,006     $    786
     Restructured Loans                 15,151       14,166


Other Income and Expense

     Other income for the nine months ended September 30, 1995 increased $1.8 million or 6.7% from the comparable 1994 period. This increase was due largely to volume growth in Mortgage Banking Fees and Credit Card Merchant Fees of $602 and $588 thousand, respectively. There was also a nonrecurring addition to income due to the sale of deposits resulting from a branch closing of $312 thousand.

     Other expenses in total increased $658 thousand or 0.8% for the nine months ended September 30, 1995 compared to the same period in 1994. The components of other expenses is as follows: compensation and employee benefits for the nine months ended September 30, 1995, increased $2.1 million or 5.2% from the comparable 1994 period due to normal merit increases. Occupancy and equipment expense for the first nine months of 1995 increased $463 thousand or 2.8% over the same period in 1994. This is due to increased rental expense of $337 thousand, increased depreciation expense of $400 thousand on additional capital expenditures, and a decrease of $365 thousand in branch consolidation expense. Other expense decreased $1.9 million due largely to an FDIC deposit insurance assessment resulting in a $1.7 million rebate received in the third quarter of 1995.

Income Taxes

     Federal and state income taxes increased 17.2% for the nine months ended September 30, 1995 when compared with 1994. This resulted primarily from higher levels of pre-tax income and maturities of tax-exempt investments.

     The Corporation's effective income tax rate was 37.8% and 37.7% for the nine months ended September 30, 1995 and 1994, respectively.


Financial Condition

     As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $26.0 million and $31.0 million for the nine months ended September 30, 1995 and 1994, respectively.

     Purchases of investment securities and growth in loans outstanding were the Corporation's most significant investing activities. During the first nine months of 1995, approximately $33.0 million of securities purchases were consummated in excess of replacement of maturing securities. Loan demand strengthened in the nine months ended September 30, 1995 with $91.0 million in net new loans booked. Deposit growth continued in the first nine months of 1995 with $248 million in interest bearing deposits, offset by an $37.9 million decrease in non-interest bearing deposits.


Capital Resources

     The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. These standards classify capital into two tiers, referred to as Tier 1 and Tier 2.

     At September 30, 1995 and 1994, Citizens Bancorp's Tier I risk-based capital ratio was 12.7% and 12.6%, respectively, well in excess of the 4% regulatory requirement. For the same periods, the total risk-based capital ratio was 14.0% and 13.8%, respectively, also well in excess of the 8% requirement. The leverage ratio stood at 8.7% and 8.4% at September 30, 1995 and 1994, respectively, meeting the 4% ratio test.

     At September 30, 1995 and 1994, Citizens Bank of Maryland's Tier I risk-based capital ratio was 12.6% and 12.8%, respectively. For the same periods, the total risk-based capital ratio was 13.9% and 14.1%, respectively. The leverage ratio stood at 8.4% and 8.1% at September 30, 1995 and 1994, respectively.

     At September 30, 1995 and 1994 Citizens Bank of Washington's Tier I risk-based capital ratio was 13.7% and 13.1%, respectively. For the same periods, the total risk-based capital ratio was 14.9% and 14.4%, respectively. The leverage ratio stood at 10.6% and 9.7% at September 30, 1995 and 1994, respectively. At September 30, 1995 and 1994 Citizens Bank of Virginia's Tier I risk-based capital ratio was 11.5% and 11.7%, respectively. For the same periods, the total risk-based capital ratio was 12.7% and 13.0%, respectively. The leverage ratio stood at 7.6% and 8.6% at September 30, 1995 and 1994, respectively.
PART II.  OTHER INFORMATION



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