Form 10-K
period 1995-12-31
CITIZENS BANCORP /MD/
filed 1996-03-27
CIK 704054

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549
                            FORM 10-K

(Mark one)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES AND EXCHANGE ACT OF 1934
     For the Fiscal year ended December 31, 1995

                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
     REQUIRED)

                 Commission file number 0-10680

                        CITIZENS BANCORP
     (Exact name of registrant as specified in its charter)

          Maryland                                                52-1239452
          (State or other jurisdiction of                  (I. R. S. Employer
          incorporation or organization)                   Identification No.)

                14401 Sweitzer Lane,
                   Laurel, Maryland 20707
            (Address of principal executive offices)
                         (301) 206-6129
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

        Title of each class     Name of each exchange on which registered
            Common Stock                           NASDAQ

  Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, par value $2.50 per share

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. (X)

State the aggregate market value of voting stock held by non-affiliates of the registrant. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $2.50 par value --- 15,080,746 shares as of February 12, 1996

Portions of the proxy statement for use at the Annual Meeting of Stockholders on May 8, 1996 are incorporated by reference in Part III and Part IV of the Form 10-K. Total number of pages of this report: 42

                              TABLE OF CONTENTS

                                                                     Page

                                   PART I

Item 1 - Business                                                     3
Item 2 - Properties                                                   6
Item 3 - Legal Proceedings                                            6
Item 4 - Submission of Matters to a Vote of Security Holders          6

                                   PART II

Item 5 - Market for Registrant's Common Equity and Related
         Stockholder Matters                                          6
Item 6 - Selected Consolidated Financial Data                         7
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8
Item 8 - Financial Statements and Supplementary Data:
          Consolidated Statements of Financial Condition             22
          Consolidated Statements of Income                          23
          Consolidated Statements of Changes in
            Stockholders' Equity                                     24
          Consolidated Statements of Cash Flows                      25
          Notes to Consolidated Financial Statements                 26
          Management's Report of Responsibility for
            Financial Reporting                                      38
          Independent Auditors' Report                               39
Item 9 - Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   40

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant         40
Item 11 - Executive Compensation                                     40
Item 12 - Security Ownership of Certain Beneficial Owners
          and Management                                             40
Item 13 - Certain Relationships and Related Transactions             40

                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                        40

Signatures

PAGE

PART I

Item 1. Business

Citizens Bancorp (the "Corporation") is a Maryland corporation incorporated on May 19, 1982 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").
At December 31, 1995, the Corporation had consolidated total assets of $4.0 billion, total deposits of $3.0 billion and total stockholders' equity of $334.2 million. Its principal subsidiaries are Citizens Bank of Maryland, Citizens Bank of Virginia and Citizens Bank of Washington. These banks provide comprehensive commercial and retail banking services which include lending, depository, trust and investment related financial services to individuals, businesses, governmental units and non-profit associations primarily in the Washington D.C. metropolitan area. The assets of these banks at December 31, 1995 accounted for approximately 99% of the Corporation's consolidated total assets and the banks contributed approximately 100% of the consolidated net income of the Corporation for each of the three years ended December 31, 1995, 1994 and 1993, respectively.

Citizens Bank of Maryland, the Corporation's largest subsidiary, is a state bank chartered under the laws of Maryland. It commenced operations in Riverdale, Maryland in 1923. At December 31, 1995, Citizens Bank of Maryland was the second largest locally owned bank headquartered in Maryland in terms of assets, loans and deposits, with assets of $3.6 billion, net loans of $1.9 billion and deposits of $2.7 billion. Its assets at such date comprised 90% of the consolidated assets of the Corporation. Citizens Bank of Maryland operates 89 facilities in Maryland including 86 full service branch banking offices, 2 loan production offices and a brokerage and insurance office. In addition, it operates 3 loan production offices in Williamsburg, Tysons Corner, and Chesapeake, Virginia. It offers investment, insurance and residential mortgages through its brokerage, insurance and mortgage-banking subsidiaries, respectively.

McLachlen Bancshares was acquired by the Corporation on August 31,1988. It is a bank holding company incorporated on October 14, 1986 under the laws of the State of Delaware. Its sole subsidiary is Citizens Bank of Washington, N.A., formerly known as McLachlen National Bank, NA, a national banking association originally chartered by the Commonwealth of Virginia on November 26, 1891. At December 31, 1995, Citizens Bank of Washington had assets of $281.9 million, net loans of $206.5 million, deposits of $213.9 million and 7 full-service offices in Washington, D.C. It is the 5th largest banking institution in the District of Columbia, a market contiguous to Citizens' primary market.

Citizens Bank of Virginia was acquired by the Corporation on May 30, 1989. It is a state member bank chartered by the Commonwealth of Virginia on January 1, 1980. At December 31, 1995, Citizens Bank of Virginia had assets of $227.7 million, net loans of $121.6 million, deposits of $192.3 million and 10 full-service offices in the northern Virginia area. It is the 50th largest banking institution in the state of Virginia, a highly affluent market contiguous to Citizens' primary market.

Competition

The market for banking and financial services is highly competitive. The Corporation and its subsidiaries compete with other providers of financial services such as commercial banks, savings banks, savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, insurance companies, pension funds, broker/dealers and a host of other local, regional and national institutions which offer financial services.
Mergers between financial institutions within Maryland, D.C. and Virginia have intensified the competitive pressure. Interstate banking laws enacted in 1994 are expected to add to the competitive pressure. Federal law now provides that:
(1) effective September 29, 1995, bank holding companies will be permitted, subject to certain conditions, to acquire banks and bank holding companies across state lines without regard to whether such acquisition is prohibited by state law; and (2) effective June 1, 1997, sooner if both states opt-in to interstate branching, banks will be permitted to merge across state lines provided neither state has opted-out of interstate branching. During 1995, both the State of Maryland and the Commonwealth of Virginia have opted-in early to allow mergers across state lines. Legislation in the District of Columbia was still pending at December 31, 1995. The Corporation and its subsidiaries compete by offering a comprehensive line of products as well as providing quality/convenient service that consistently meets and exceeds our customers expectations.

Supervision and Regulation

The information contained in this section summarizes portions of the applicable laws and regulations governing the supervision and regulation of the Corporation and its subsidiaries.

Bank Holding Company Regulations

The Corporation, as a registered bank holding company registered under the Bank Holding Company Act, is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the staff of the Federal Reserve Bank of Richmond.

The Bank Holding Company Act requires the approval of the Federal Reserve Board before Citizens Bancorp may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition, it will own or control, directly or indirectly, more than 5% of the voting shares of such bank. Consistent with the provisions of the Bank Holding Company Act which became effective September 29, 1995, Citizens
Bancorp may now acquire banks in any state in the United States. Commencing on September 29, 1995, the Federal Reserve Board may now approve the acquisition by the Corporation of any bank located outside the State of Maryland without regard to whether such acquisition is prohibited under the laws of any state.

The Bank Holding Company Act also generally prohibits a bank holding company from engaging in nonbanking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. The Bank Holding Company Act generally restricts activities which may be engaged in by the Corporation and its subsidiaries to those of banking and the business of managing and controlling banks, and to nonbanking activities which the Federal Reserve Board may find to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The approval of the Federal Reserve Board is required prior to engaging in nonbanking activities.

The Banks

Citizens Bank of Maryland, a Maryland state chartered bank is supervised, regulated and examined by the Bank Commissioner of Maryland and the FDIC. Citizens Bank of Washington, as a national banking association, is subject to the supervision of, and regulation and examination by the Comptroller of the Currency. Citizens Bank of Virginia is a state member bank of the Federal Reserve System and as such, is supervised, regulated and examined by the Federal Reserve Board and the Commonwealth of Virginia.

Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices and other aspects of the Banks' operations are subject to regulation. The approval of the appropriate bank regulatory agency is required for the establishment of additional branch offices by any of the Banks.

The deposits of all of the Banks are insured by the FDIC. Some of the aspects of the lending and deposit business of the Banks which are subject to regulation by the Federal Reserve Board or the FDIC include disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Banks are subject to numerous federal, state and local laws which set forth specific restrictions and requirements with respect to extensions of credit, credit practices, disclosure of credit terms and discrimination in credit transactions.

The Banks are subject to restrictions under federal law which limit the transfer of funds by any of the Banks to the Corporation, whether in the form of loans, extensions of credit, investments, asset purchases or otherwise. Such transfers by any Bank to the Corporation are limited in amount to 10% of such Bank's capital and surplus and, with respect to the Corporation, to an aggregate of 20% of the Corporation's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in which (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

As a consequence of the extensive regulation of the commercial banking industry, the business of Banks is particularly susceptible to changes in Federal and state legislation and regulations which may increase the cost of doing business.


Dividends

The Corporation is a legal entity separate and distinct from the Banks and their subsidiaries, although the principal source of the Corporation's cash revenues is dividends from the Banks. Various federal and state laws and regulations limit the amount of dividends the Banks can pay to the Corporation without regulatory approval.


The Federal Reserve Board and the Comptoller of the Currency have issued guidelines that require bank holding companies and national banks to evaluate continuously the level of cash dividends in relation to the organization's net income, capital needs, asset quality and overall financial condition. These guidelines state that the total of all dividends declared by the Banks in any calendar year shall not exceed the total of its net profits for that year. As a result, the level of dividends from the Banks to the Corporation in 1996 are not expected to exceed the earnings of the Banks.

Capital Requirements

The Federal Reserve Board adopted risk-based capital guidelines for bank holding companies. As of December 31, 1995, the minimum ratio for capital to risk-adjusted assets, including certain off-balance sheet items, such as standby letters of credit, was 8%. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting goodwill and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier
2 capital"). The Federal Reserve Board also adopted a minimum leverage ratio (Tier 1 capital to average total assets) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The Corporation's national and state chartered banking companies are subject to similar risk-based and leverage capital requirements adopted by the Comptroller and the FDIC. On December 31, 1995, the Corporation had a Tier 1 capital to risk-adjusted assets ratio of 12.30%, a total capital ratio of 13.54% (Tier 1 plus Tier 2), and a leverage ratio of 8.77%.On December 31, 1995, Citizens Bank of Maryland had a Tier 1 capital to risk-adjusted assets ratio of 12.05%, a total capital ratio of 13.25%, and a leverage ratio of 8.26%. On December 31, 1995, Citizens Bank of Washington had a Tier 1 capital to risk-adjusted assets ratio of 12.80%, a total capital ratio of 14.05%, and a leverage ratio of 10.01%. On December 31, 1995, Citizens Bank of Virginia had a Tier 1 capital to risk-adjusted assets ratio of 13.13%, a total capital ratio of 14.37%, and a leverage ratio of 8.56%.

Failure to meet the capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, and the appointment of a conservator or receiver of the appropriate federal regulatory authority.

In September 1995, the federal bank regulatory agencies issued a revised proposed revisions to their capital adequacy guidelines to incorporate the consideration of interest rate risk in the overall determination of a bank's minimum capital requirements. The intended effect of the proposal would be to ensure that banking institutions effectively measure and monitor their interest rate risk and that they maintain adequate capital for the risk. Under the proposal, an institution's exposure to interest rate risk would be measured using a supervisory model developed by the federal bank regulatory agencies. With examiner approval, the institution could subsitute its own internal model. Measured exposure to interest rate risk that exceeds a prescribed supervisory threshold would require additional capital. Current federal regulation requires that examiners evaluate the institution's interest rate risk management processes for managing, monitoring and controlling interest rate risk as part of their evaluation of capital adequacy. The proposed supervisory model has been postponed for 1996 implementation and will probably not take effect until 1997. The Corporation does not believe that the proposed revisions, if adopted, would have an adverse impact on the Corporation.

FDICIA

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the Bank Insurance Fund ("BIF") of the FDIC and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. The following is a brief summary of certain provisions of FDICIA.

Pursuant to FDICIA, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations, effective December 19, 1992, setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution is placed in one of the following capital categories: (1) well capitalized (an institution that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%); (2) adequately capitalized (an institution that has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%); (3) undercapitalized (an institution that has a total risk-based capital ratio of under 8% or a Tier 1 risk-based ratio under 4% or a leverage ratio under 4%); (4) significantly undercapitalized (an institution that has a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a leverage ratio under 3%); and (5) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less). The regulations permit the appropriate Federal banking regulator to downgrade an institution to the next lower category if the regulator determines: (1) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (2) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. All institutions are generally prohibited from declaring a dividend, making any other capital distribution or paying a management fee to a controlling person, if such payment would cause the institution to become undercapitalized. As of December 31, 1995, each of the Banks met the requirements of a "well-capitalized" institution.

The FDIC issued a rule, effective June 16, 1992, regarding the ability of depository institutions to accept brokered deposits. Under the rule, (1) an undercapitalized institution is prohibited from accepting, renewing or rolling over brokered deposits, (2) an adequately capitalized institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and (3) a well capitalized institution may accept, renew or roll over brokered deposits without restrictions. In addition, both undercapitalized and adequately capitalized institutions are subject to restrictions on the rates of interest they may pay on any deposits.

The FDIC has also issued regulations implementing, effective for the semi-annual assessment period which commenced January 1, 1993, a system of risk-based FDIC-insurance premiums. Under this system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, will be assessed premiums ranging from 23 basis points to 31 basis points per $100 of domestic deposits. Effective May 1, 1995, the FDIC amended this regulation to provide for an assessment schedule ranging from 4 basis points to 31 basis points, thus reducing premiums for banks in the lowest risk classification from 23 basis points to 4 basis points. Effective January 1, 1996 the FDIC further reduced premiums for the lowest risk classification to 0 basis points per $100 of deposit with a minimum assessment payment for a 6 month period of $1,000 per institution. All of the Corporation's Banks carry the lowest risk rating and have therefore benefitted by approximately $3.1 million from reduced premium assessments in 1995.

The full year effect of the 1995 premium assessment reduction coupled with the additional 4 basis point per $100 of deposit reduction in 1996 will continue to provide a positive benefit to the Corporation's results of operations.

Monetary Policy

All commercial banking operations are affected by the policies of monetary authorities, including the Federal Reserve System, and these policies change from time to time. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to achieve economic results deemed appropriate by its Board of Governors, including efforts to combat unemployment, recession or inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market operations in U.S. Government securities and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits. The monetary policies of bank regulatory and other authorities have affected the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy, in the money market, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the subsidiary banks.


Item 2.  Properties

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation and its subsidiaries.

The Corporation owns the headquarters building located at 14401 Sweitzer Lane, Laurel, Maryland. The building contains 145,500 square feet of office space and houses certain lending, staff and operations functions of the Corporation and Citizens Bank of Maryland.

The Corporation also owns a Riverdale office building located at 6200 Baltimore Blvd., Riverdale, Maryland. The building contains 53,166 square feet of office space and is being renovated to house consumer loan functions of Citizens Bank of Maryland. In addition, office buildings in Aspen Hill, Maryland and Wheaton, Maryland are also owned. The Corporation collects $385,000 rental income after paying management fees of 8% of gross monthly rentals on the 27,077 square feet office facility in Aspen Hill of which 100% is leased. The Corporation collects $618,000 rental income after paying a 2.5% leasing agent fee and $19,200 per annum in management expenses on the 51,810 square feet Wheaton office facility of which 49,505 square feet (96%) is leased.

Of the 103 offices of the Corporation's subsidiaries, 24 are owned and 79 are leased. Rental expense totaled $6.2 million for the year ended December 31, 1995.


Item 3. Legal Proceedings

The Corporation and its subsidiaries are defendants in various matters of litigation generally incidental to their respective businesses. In the opinion of Management, based upon the advice of counsel, the disposition of all pending litigation will not materially affect the consolidated financial position or results of operations of the Corporation or its subsidiaries.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 1995 to security holders' vote, through the solicitation of proxies.


                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Corporation's common stock is listed on the NASDAQ system and carries a symbol of "CIBC". The transfer agent and registrar of the stock is Citizens Bancorp. As of March 4, 1996, there were 5,098 registered holders of the common stock. Common stock market prices and dividends are included in Table 16 on page 20 of this report.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is derived from the financial statements of the Corporation. It should be read in conjunction with the detailed information and financial statements of the Corporation included elsewhere herein.

Table 1

Five-year Summary of Selected Financial Data
                                 Year ended December 31,

  1995
  1994
  1993
  1992
  1991

                                (Dollars in thousands, except per share data)

Results of Operations
Interest income - taxable equivalent
Interest expense
Net interest income - taxable equivalent
Taxable equivalent adjustment
Net interest income
Provision for loan losses
Net interest income after provision
  for loan losses
Other income
Compensation and employee benefits
Other expenses
Total other expenses
Income before income taxes
Income taxes
Net income

                                                                  $   261,166
                                                                      123,857
                                                                      137,309
                                                                        1,194
                                                                      136,115
                                                                        6,695

                                                                      129,420
                                                                       40,449
                                                                       57,149
                                                                       54,615
                                                                      111,764
                                                                       58,105
                                                                       22,015
                                                                 $     36,090

                                                                  $   218,141
                                                                       84,969
                                                                      133,172
                                                                        1,314
                                                                      131,858
                                                                        6,167

                                                                      125,691
                                                                       35,705
                                                                       54,106
                                                                       57,603
                                                                      111,709
                                                                       49,687
                                                                       18,647
                                                                 $     31,040

                                                                  $   208,137
                                                                       84,519
                                                                      123,618
                                                                        2,187
                                                                      121,431
                                                                       11,465

                                                                      109,966
                                                                       35,630
                                                                       53,058
                                                                       51,692
                                                                      104,750
                                                                       40,846
                                                                       14,016
                                                                 $     26,830

                                                                  $   219,999
                                                                      103,203
                                                                      116,796
                                                                        1,904
                                                                      114,892
                                                                       14,514

                                                                      100,378
                                                                       33,351
                                                                       51,956
                                                                       47,482
                                                                       99,438
                                                                       34,291
                                                                       10,993
                                                                 $     23,298

                                                                  $   234,097
                                                                      129,570
                                                                      104,527
                                                                        2,688
                                                                      101,839
                                                                       15,044

                                                                       86,795
                                                                       27,268
                                                                       45,786
                                                                       39,385
                                                                       85,171
                                                                       28,892
                                                                        8,623
                                                                 $     20,269


                                                    Per Share of Common Stock
                                                                   Net income
                                                          Cash dividends paid
                                                                   Book value

                                                    Selected Average Balances
                                                                 Total assets
                                             Loans - net of unearned discount
                                                        Investment securities
                                                Total interest-earning assets
                                                    Interest-bearing deposits
                                                        Short-term borrowings
                                           Total interest-bearing liabilities
                                                 Noninterest-bearing deposits
                                                               Total deposits
                                                         Stockholders' equity

                                                                $        2.40
                                                                         1.12
                                                                        22.20


                                                                   $3,800,363
                                                                    2,060,345
                                                                    1,492,820
                                                                    3,553,165
                                                                    2,251,807
                                                                      579,934
                                                                    2,831,741
                                                                      627,455
                                                                    2,879,262
                                                                      320,703

                                                                $        2.09
                                                                         1.08
                                                                        20.52


                                                                   $3,445,176
                                                                    1,826,563
                                                                    1,347,864
                                                                    3,184,683
                                                                    2,173,131
                                                                      321,844
                                                                    2,494,975
                                                                      633,581
                                                                    2,806,712
                                                                      299,376

                                                                $        1.82
                                                                         1.08
                                                                        19.63


                                                                   $3,258,570
                                                                    1,708,470
                                                                    1,178,145
                                                                    2,996,265
                                                                    2,240,859
                                                                      125,525
                                                                    2,366,384
                                                                      590,100
                                                                    2,830,959
                                                                      285,130

                                                                $        1.62
                                                                         1.08
                                                                        18.84


                                                                   $3,112,616
                                                                    1,724,667
                                                                      995,055
                                                                    2,872,641
                                                                    2,194,347
                                                                      119,433
                                                                    2,313,780
                                                                      515,778
                                                                    2,710,125
                                                                      270,029

                                                                $        1.44
                                                                         1.08
                                                                        18.25


                                                                   $2,809,624
                                                                    1,752,413
                                                                      756,018
                                                                    2,596,902
                                                                    1,939,623
                                                                      139,308
                                                                    2,078,931
                                                                      459,726
                                                                    2,399,349
                                                                      259,148


                                                                       Ratios
                                                            Capital to assets
                                                            Loans to deposits
                                                          Net interest margin
                                       Net charge-offs to average total loans
                                                             Return on assets
                                                             Return on equity
                                                              Dividend payout

                                                                        8.44%
                                                                     71.56
                                                                      3.86
                                                                       .23
                                                                       .95
                                                                     11.25
                                                                     46.62

                                                                        8.69%
                                                                     58.38
                                                                      4.18
                                                                       .17
                                                                       .90
                                                                     10.37
                                                                     51.78

                                                                        8.75%
                                                                     60.35
                                                                      4.13
                                                                       .38
                                                                       .82
                                                                      9.41
                                                                     59.41

                                                                        8.68%
                                                                     63.64
                                                                      4.07
                                                                       .55
                                                                       .75
                                                                      8.63
                                                                     66.67

                                                                        9.22%
                                                                     73.04
                                                                      4.03
                                                                       .94
                                                                       .72
                                                                      7.82
                                                                     75.00



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction. The purpose of this discussion is to focus on information about the Corporation's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Earnings Summary. Citizens Bancorp's consolidated net income for 1995 totaled a record $36.1 million or $2.40 per share compared with $31.0 million or $2.09 per share in 1994. Increased operating results for the year reflected strong loan growth in all major categories, good deposit growth, excellent expense control and reduced credit costs. Net income represented returns of 11.25% on shareholders' equity and .95% on assets versus 10.37% and .90%, respectively in 1994.

Reflecting the Corporation's continued profitability and balance sheet strength, the Board of Directors declared the 140th consecutive quarterly cash dividend for the fourth quarter of 1995. The total 1995 cash dividend of $1.12 per share represents a new record high payment. The significant items affecting earnings per share for the years ended 1995, 1994 and 1993 are presented in Table 2.

Table 2
                                             Components of Earnings per Share



                                                                        1995

                                                                        1994

                                                                        1993
                                                                     Change
                                                                    1995/1994
                                                                     Change
                                                                    1994/1993




                                         Interest income - taxable equivalent
                                                             Interest expense
                                     Net interest income - taxable equivalent
                                                Taxable equivalent adjustment
                                                          Net interest income
                                                    Provision for loan losses
                          Net interest income after provision for loan losses
                                                                 Other income
                                           Compensation and employee benefits
                                                               Other expenses
                                                         Total other expenses
                                                   Income before income taxes
                                                                 Income taxes
                                                                   Net income
                                                                      $ 17.40
                                                                         8.25
                                                                         9.15
                                                                          .08
                                                                         9.07
                                                                          .45
                                                                         8.62
                                                                         2.70
                                                                         3.81
                                                                         3.64
                                                                         7.45
                                                                         3.87
                                                                         1.47
                                                                      $  2.40
                                                                      $ 14.66
                                                                         5.71
                                                                         8.95
                                                                          .09
                                                                         8.86
                                                                          .41
                                                                         8.45
                                                                         2.40
                                                                         3.64
                                                                         3.87
                                                                         7.51
                                                                         3.34
                                                                         1.25
                                                                      $  2.09
                                                                      $ 14.11
                                                                         5.73
                                                                         8.38
                                                                          .15
                                                                         8.23
                                                                          .77
                                                                         7.46
                                                                         2.41
                                                                         3.60
                                                                         3.50
                                                                         7.10
                                                                         2.77
                                                                          .95
                                                                      $  1.82
                                                                      $ 2.74
                                                                        2.54
                                                                         .20
                                                                         .01
                                                                         .21
                                                                        (.04)
                                                                         .17
                                                                         .30
                                                                        (.17)
                                                                         .23
                                                                         .06
                                                                         .53
                                                                        (.22)
                                                                      $  .31
                                                                       $ .55
                                                                         .02
                                                                         .57
                                                                         .06
                                                                         .63
                                                                         .36
                                                                         .99
                                                                        (.01)
                                                                        (.04)
                                                                        (.37)
                                                                        (.41)
                                                                         .57
                                                                        (.30)
                                                                       $ .27

Income Statement Analysis. The year to year comparison of most categories of the income statement are described in Tables 3 and 4, concerning net interest income. Table 5 compares the categories of other income and other expense.

Net Interest Income. Net interest income is defined as the difference between the total of interest and amortized fees on loans, securities and other earning assets, and the interest expense on deposits and borrowed funds. Net interest income for 1995 was a record $136.1 million, up $4.3 million or 3.2% from 1994. Taxable equivalent net interest income for 1995 was a record $137.3 million, an increase of $4.1 million or 3.1% from $133.2 million in 1994.
The increase reflected strong gains in interest-earning assets, principally loans as well as a modestly improving average earning asset yield. Greater levels of interest-bearing liabilities and a higher average cost of funds partially reduced the increase.

In Table 3, net interest income is presented on a "taxable equivalent" basis. The income on obligations of state and local governments, industrial revenue bonds and equity securities is reflected as though such income was fully taxable. This is accomplished by adjusting the income earned on these assets based on the statutory federal income tax rate of 35%. Table 3 also includes nonaccrual loans in total loan balances, lowering the effective yield for the loan portfolio in the aggregate.

The net interest yield on earning assets (net interest income as a percentage of average earning assets) declined 32 basis points for the year as increased rates on funding sources offset gains in earning asset yields. The average rate paid rose 96 basis points, led by short-term borrowing costs which increased in response to Federal Reserve actions. The average yield on interest-earning assets was up a more modest 50 basis points for the year.

Table 3

               Three-Year Average Consolidated Statements of Condition and Rate
                             1995           1994           1993


                                                                        Average
                                                                       Balance

                                                                      Interest

                                                                          Rate
                                                                        Average
                                                                       Balance

                                                                      Interest

                                                                          Rate
                                                                        Average
                                                                       Balance

                                                                      Interest

                                                                          Rate


                               (Taxable equivalent basis, dollars in thousands)


                                                                         Assets
                                                                Loans - Net of
                                                               Unearned Income:
                                                                     Commercial
                                                                    Real estate
                                                                       Consumer
                                                               Total loans, net

                                                                    Securities:
                                                             Available for sale
                                                       Taxable held to maturity
                                                           Tax-exempt held to
                                                                       maturity

                                                               Total securities
                                                         Federal funds sold and
                                                           securities purchased
                                                        under resale agreements
                                                               Total interest -
                                                                 earning assets
                                                      Cash and cash equivalents
                                                      Allowance for loan losses
                                                                   Other assets
                                                                   Total assets


                                                                    $  354,290
                                                                     1,018,002
                                                                       688,053
                                                                     2,060,345


                                                                       365,162
                                                                     1,098,259

                                                                        29,399

                                                                     1,492,820


                                                                             -

                                                                     3,553,165
                                                                       160,791
                                                                       (33,722)
                                                                       120,129
                                                                    $3,800,363


                                                                      $  31,867
                                                                         90,064
                                                                         49,663
                                                                        171,594


                                                                         23,363
                                                                         62,797

                                                                          3,412

                                                                         89,572


                                                                             -

                                                                        261,166


                                                                          8.99%
                                                                        8.85
                                                                        7.22
                                                                        8.33


                                                                        6.40
                                                                        5.72

                                                                       11.61

                                                                        6.00


                                                                         -

                                                                        7.35



                                                                     $  329,558
                                                                        865,619
                                                                        631,386
                                                                      1,826,563


                                                                       224,578
                                                                     1,090,064

                                                                        33,222

                                                                     1,347,864


                                                                        10,256

                                                                     3,184,683
                                                                       162,655
                                                                       (30,719)
                                                                       128,557
                                                                    $3,445,176


                                                                      $  25,209
                                                                         73,311
                                                                         44,598
                                                                        143,118


                                                                         10,837
                                                                         59,828

                                                                          3,755

                                                                         74,420


                                                                            603

                                                                        218,141



                                                                          7.65%
                                                                        8.47
                                                                        7.06
                                                                        7.84


                                                                        4.83
                                                                        5.49

                                                                        11.30

                                                                        5.52


                                                                        5.88

                                                                        6.85



                                                                    $  307,893
                                                                       818,558
                                                                       582,019
                                                                     1,708,470


                                                                            -
                                                                     1,092,744

                                                                        85,401

                                                                     1,178,145


                                                                       109,650

                                                                     2,996,265
                                                                       164,174
                                                                       (26,167)
                                                                       124,298
                                                                    $3,258,570



                                                                       $ 22,119
                                                                         68,051
                                                                         46,736
                                                                        136,906


                                                                             -
                                                                         60,600

                                                                          6,745

                                                                         67,345


                                                                          3,886

                                                                        208,137






                                                                          7.18%
                                                                        8.31
                                                                        8.03
                                                                        7.42


                                                                          -
                                                                        5.55

                                                                        7.90

                                                                        5.72


                                                                        3.54

                                                                        6.95







































                                                                Liabilities and
                                                           Stockholders' Equity













                                                  Interest-bearing liabilities:
                                                                      Deposits:
                                                        Savings and demand
                                                                   Money market
                                                              Time certificates
                                                                          Total
                                                          Short-term borrowings
                                                   Total interest-
                                                            bearing liabilities
                                                                Demand deposits
                                                              Other liabilities
                                                           Stockholders' equity
                                                    Total liabilities and
                                                           stockholders' equity
                                                            Net interest income
                                                          Net interest yield on
                                                                 earning assets


                                                                   $   909,924
                                                                       424,211
                                                                       917,672
                                                                     2,251,807
                                                                       579,934

                                                                     2,831,741
                                                                       627,455
                                                                        20,464
                                                                       320,703

                                                                   $3,800,363


                                                                         24,638
                                                                         14,536
                                                                         51,219
                                                                         90,393
                                                                         33,464

                                                                        123,857





                                                                      $ 137,309




                                                                        2.71
                                                                        3.43
                                                                        5.58
                                                                        4.01
                                                                        5.77

                                                                        4.37







                                                                          3.86%


                                                                    $  995,387
                                                                       510,779
                                                                       666,965
                                                                     2,173,131
                                                                       321,844

                                                                     2,494,975
                                                                       633,581
                                                                        17,244
                                                                       299,376

                                                                    $3,445,176




                                                                         26,634
                                                                         13,616
                                                                         30,363
                                                                         70,613
                                                                         14,356

                                                                         84,969





                                                                       $133,172


                                                                         2.68
                                                                         2.67
                                                                         4.55
                                                                         3.25
                                                                         4.46

                                                                         3.41







                                                                          4.18%


                                                                     $  936,205
                                                                        570,436
                                                                        734,218
                                                                      2,240,859
                                                                        125,525

                                                                      2,366,384
                                                                        590,100
                                                                         16,956
                                                                        285,130

                                                                     $3,258,570


                                                                         27,297
                                                                         16,119
                                                                         37,597
                                                                         81,013
                                                                          3,506

                                                                         84,519





                                                                       $123,618



                                                                        2.92
                                                                        2.83
                                                                        5.12
                                                                        3.62
                                                                        2.79

                                                                        3.57







                                                                         4.13%



Interest Income. Taxable equivalent interest income rose $43.0 million or 19.7%, primarily the result of good growth in average interest-earning assets outstanding supplemented by a higher average yield. Average interest-earning assets increased by $368.5 million or 11.6% for the year with the average rate earned up by 50 basis points.

Strong loan demand drove the interest-earning asset growth, with average loans rising $233.8 million or 12.8% for the year versus $118.1 or 6.9% in 1994. All categories of loans were up, with growth led by the real estate sector which includes home equity and residential mortgages.

Average real estate loans, including home equity and residential mortgage loans, grew $152.4 million or 17.6% versus a gain of $47.1 million or 5.7% in 1994. This increase was led by interim commercial loans, up $60.9 million or 15.4%, residential mortgage loans up $51.6 million or 140.8%, and by home equity loans up $48.9 million or 37.9%.

Average consumer loans grew by $56.7 million or 9.0% compared with $49.4 million or 8.5% in 1994. All major categories were up with gains concentrated in indirect automobile sales financing which rose $35.1 million or 6.2% and marine lending which was up $23.8 million or 154.6%. The marine lending product line was established in 1994 and has been a strong area of growth in both years.

Continued strong loan growth throughout 1995 moderated the need for increases in investment securities which were up $145.0 million or 10.8% for the year compared with an increase of $169.7 million or 14.4% in 1994.

Table 4 analyzes the changes in net interest income between the two most recent years.

Table 4
                                        Net Interest Income Variance Analysis 1

                                                          1995 Compared to 1994
                                                            Increase (Decrease)
                                                   Due to
                                                          1994 Compared to 1993
                                                            Increase (Decrease)
                                                  Due to


                                                                        Volume
                                                                          Rate
                                                                           Net
                                                                        Volume
                                                                          Rate
                                                                           Net

                                              (Taxable equivalent basis, dollars in thousands)


                                                                Interest Income
                                                                         Loans:
                                                                     Commercial
                                                                    Real estate
                                                                       Consumer
                                                                    Total loans
                                                                    Securities:
                                                             Available for sale
                                                       Taxable held to maturity
                                                    Tax-exempt held to maturity
                                                               Total securities
                                              Federal funds sold and securities
                                              purchased under resale agreements
                                                        Total interest income

                                                               Interest Expense
                                                                      Deposits:
                                                             Savings and demand
                                                                   Money market
                                                              Time certificates
                                                                 Total deposits
                                                          Short-term borrowings
                                                         Total interest expense

                                                            Net Interest Income


                                                                      $  2,225
                                                                        13,482
                                                                         4,090
                                                                        19,470

                                                                         8,995
                                                                           469
                                                                          (444)
                                                                         8,698

                                                                          (603)
                                                                        27,084



                                                                         2,314
                                                                         2,966
                                                                       (13,993)
                                                                        (3,158)
                                                                       (14,893)
                                                                       (14,730)

                                                                      $ 14,240


                                                                      $  4,433
                                                                         3,271
                                                                           975
                                                                         9,006

                                                                         3,531
                                                                         2,500
                                                                           101
                                                                         6,454

                                                                            -
                                                                        15,941



                                                                          (318)
                                                                        (3,886)
                                                                        (6,863)
                                                                       (16,622)
                                                                        (4,215)
                                                                       (24,158)

                                                                      $(10,103)


                                                                      $  6,658
                                                                        16,753
                                                                         5,065
                                                                        28,476

                                                                        12,526
                                                                         2,969
                                                                          (343)
                                                                        15,152

                                                                          (603)
                                                                        43,025



                                                                         1,996
                                                                          (920)
                                                                       (20,856)
                                                                       (19,780)
                                                                       (19,108)
                                                                       (38,888)

                                                                      $  4,137


                                                                      $  1,657
                                                                         3,985
                                                                         3,487
                                                                         9,253

                                                                        10,837
                                                                          (147)
                                                                        (5,898)
                                                                         9,370

                                                                        (5,844)
                                                                        12,906



                                                                        (1,584)
                                                                         1,591
                                                                         3,062
                                                                         2,201
                                                                        (8,757)
                                                                        (4,379)

                                                                      $  7,879


                                                                      $  1,433
                                                                         1,275
                                                                        (5,625)
                                                                        (3,041)

                                                                             -
                                                                          (625)
                                                                         2,908
                                                                        (2,295)

                                                                         2,561
                                                                        (2,902)



                                                                         2,247
                                                                           912
                                                                         4,172
                                                                         8,199
                                                                        (2,093)
                                                                         3,929

                                                                      $  1,675


                                                                      $  3,090
                                                                         5,260
                                                                        (2,138)
                                                                         6,212

                                                                        10,837
                                                                          (772)
                                                                        (2,990)
                                                                         7,075

                                                                        (3,283)
                                                                        10,004



                                                                           663
                                                                         2,503
                                                                         7,234
                                                                        10,400
                                                                       (10,850)
                                                                          (450)

                                                                      $  9,554










1 The detail of rate and volume variances does not sum to the respective totals because of changes in the mix of interest-earning assets and interest-bearing liabilities from year to year.

                                                              Interest Expense

Interest expense grew $38.9 million or 45.8%, reflecting an increase in interest -bearing liabilities outstanding and a higher average cost of funds. Average interest-bearing liabilities increased $336.8 million or 13.5%, primarily in certificates of deposits and short-term borrowings. The average rate paid rose 96 basis points for the year, primarily due to a shift in customer preference for higher rate certificates of deposits and higher short-term borrowing costs as the Federal Reserve policy maintained the higher rates incurred in the 4th quarter of 1994 throughout most of 1995.

Total average time certificates increased $250.7 million or 37.6% compared to a decline of $67.3 million or 9.2% in 1994. Average savings and demand declined $85.5 million or 8.6%. Money market declined $86.6 million or 16.9% after a decline of $59.7 million or 10.5% in 1994. Our innovative time certificate products resulted in the migration of customers from these traditional products.

Average short-term borrowings increased $258.1 million or 80.2%. Federal funds purchased and repurchase agreements accounted for almost all of the growth, rising $248.1 million or 77.2%. Commercial paper borrowings increased $9.9 million or 199.9%.

Gross deposits for the year averaged $2.9 billion, an increase of $72.6 million or 2.6% from 1994. Non-interest bearing demand deposits in 1995 averaged $627.5 million versus $633.6 million the year earlier.

Table 5 summarizes the remaining maturities of certificates of deposits of $100,000 or more outstanding at December 31, 1995.

Table 5

                    Maturities of Certificates of Deposit Greater than $100,000
                                                         (Dollars in thousands)



                                                         Less than three months
                                                     Three months to six months
                                                    Six months to twelve months
                                                        More than twelve months
                                                                          Total
                                                                         $ 33,435
                                                                           19,782
                                                                           51,155
        16,105
                                                                         $120,477










Other Income. One of the Corporation's key strategies is to grow new sources of fee-based revenues. This strategy provides for a further diversification and utilization of the Corporation's significant retail branch network. Other income totaled $40.4 million and $35.7 million in 1995 and 1994, respectively. Table 6 reflects the components of other income.

Trust income achieved a record $1.2 million reflecting a strong 28.6% increase from 1994. Service charges on deposit accounts increased $358 thousand from the depressed 1994 levels. The first full year of operations of CitizensBanc Mortgage Company contributed $1.1 million to 1995 revenues which reflected an $829 thousand increase from 1994. Insurance and brokerage fees declined $574 thousand, which resulted from increased competition from our certificate of deposit products. Other income of $8.2 million includes a $1.9 million gain on the sale of the residual value of railroad boxcars that had previously been leased.

Table 6
Other Income and Other Expense
          Year ended December 31,
 1995
                                      1994
                                      1993
                                      1992
                                      1991




                                         (Dollars in thousands)




                                  Other Income
                                   Trust income
                       Service charges on deposit accounts
                          Other service charges and fees
                       Mortgage servicing and related fees
                             Insurance/brokerage fees
                                      Other
                                       Total

                                                                      $   1,152
                                                                         20,226
                                                                          7,269
                                                                          1,055
                                                                          2,555
                                                                          8,192
                                                                       $ 40,449

                                                                        $     896
                                                                           19,868
                                                                            6,189
                                                                              226
                                                                            3,129
                                                                            5,397
                                                                         $ 35,705

                                                                        $     925
                                                                           20,741
                                                                            6,056
                                                                              -
                                                                            3,393
                                                                            4,515
$ 35,630

                                                                         $    547
                                                                           19,330
                                                                            5,393
                                                                                -
                                                                            2,369
                                                                            5,712
                                                                          $33,351

                                                                        $    499
                                                                          18,159
                                                                           4,957
                                                                             -
                                                                             191
                                                                           3,462
                                                                          $27,268


Other Expense
  Compensation
  Employee benefits
  Net occupancy
  Equipment
  Advertising
  Legal fees
  FDIC assessments
  Check clearing fees
  Postage
  Travel, dues and subscriptions
  Stationery and supplies
  Telephone
  Credit card operations
  Amortization of intangible assets
  Real estate acquired in settlement of loans
  Other
    Total

                                                                       $ 47,461
                                                                          9,688
                                                                         14,199
                                                                          7,534
                                                                          4,537
                                                                          1,659
                                                                          3,161
                                                                            996
                                                                          1,991
                                                                            900
                                                                          1,186
                                                                          1,858
                                                                          3,942
                                                                          1,482
                                                                          1,033
                                                                         10,137
                                                                       $111,764

                                                                        $  45,327
                                                                            8,779
                                                                           16,366
                                                                            6,818
                                                                            4,160
                                                                              956
                                                                            6,361
                                                                              962
                                                                            1,788
                                                                              852
                                                                            1,032
                                                                            1,672
                                                                            3,672
                                                                            1,423
                                                                            3,572
                                                                            7,969
                                                                         $111,709

                                                                        $  47,531
                                                                            5,527
                                                                           13,694
                                                                            5,931
                                                                            3,390
                                                                            1,206
                                                                            6,300
                                                                              896
                                                                            1,741
                                                                              801
                                                                            1,567
                                                                            1,737
                                                                            3,131
                                                                            1,396
                                                                            2,875
                                                                            7,027
                                                                         $104,750

                                                                          $44,342
                                                                            7,614
                                                                           14,039
                                                                            5,053
                                                                            1,830
                                                                              713
                                                                            5,875
                                                                              565
                                                                            2,238
                                                                              908
                                                                            1,282
                                                                            1,965
                                                                            2,333
                                                                            1,395
                                                                            2,336
                                                                            6,950
                                                                          $99,438

                                                                         $38,882
                                                                           6,904
                                                                          12,365
                                                                           5,160
                                                                           1,367
                                                                             905
                                                                           4,662
                                                                             571
                                                                           2,105
                                                                             858
                                                                           1,196
                                                                           1,843
                                                                           1,966
                                                                           1,389
                                                                          (1,142)
                                                                           6,140
                                                                         $85,171


Other Expense. Other expense is also reflected on Table 6. Other expense for 1995 totaled $111.8 million which mirrored 1994's $111.7 million level of expenses.

Compensation and employee benefits, which represented 51.1% of total other expense, increased 5.6% to $57.1 million in 1995 compared to $54.1 million in 1994. Compensation costs increased $2.1 million or 4.7% primarily as a result of normal merit increases as well as additional staffing of new business ventures. Employee benefit costs increased $909 thousand or 16.4% from 1994 primarily due to increases in retiree and other medical costs as well as retirement plan expenses.

Net occupancy costs declined $2.2 million or 13.2% as the benefits of branch closings and reconfiguration efforts in 1994 were realized in 1995. Also included in this category is a one-time reduction in rental expense of $907 thousand due to the renegotiation of a lease.

Effective May 1,1995, the FDIC reduced its premium assessment from 23 basis points to 4 basis points per $100 of deposit with a minimum assessment payment for a 6 month period of $1,000 per institution. This reduction benefitted the Corporation by $3.1 million in FDIC assessments in 1995.

Expense relating to property foreclosures by the Corporation declined by $2.5 million as credit quality continued to improve and required lower provisions in 1995. While there have been signs of an improving market, the $21.4 million in real estate acquired in settlement of loans is expected to be a sustained work out process.

Income Taxes. Income tax expense totalled $22.0 million in 1995 compared with $18.6 million in 1994. The increase in income tax expense resulted from the growth in taxable earnings. The effective tax rate was 37.9% in 1995 and 37.5% in 1994.

BALANCE SHEET REVIEW. The Corporation's balance sheet management approach is intended to provide for proper management of interest rate risk, credit risk, liquidity and capital.

Investment Portfolio. The investment portfolio of $1.5 billion at December 31, 1995 consisted of securities held to maturity totalling $1.0 billion and securities available for sale of $472.0 million.

On January 1, 1994 the Corporation adopted Statement of Financial Accounting Standards No. (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement is more fully discussed in Notes 1 and 2 to the Consolidated Financial Statements.

The available for sale portfolio (AFS) is managed from an interest income and liquidity perspective. As such, securities may be sold out of the AFS portfolio when management deems that a greater return can be earned in another security type, to fund loan growth or depositor withdrawals or the interest rate risk in the balance sheet is not appropriate for the the prevailing economic climate.

All of the Corporation's adjustable rate mortgage-backed obligations and equity securities are carried in the AFS portfolio. Selected fixed rate Treasury and agency notes with short average lives are also held in this portfolio.

Securities that the Corporation has the intent and ability to hold to maturity are placed in the held to maturity (HTM) portfolio. These securities are held to maturity because they are funded with liabilities of comparable average lives. The high levels of liquidity maintained by the Corporation eliminates any need to sell these securities prior to their maturity. Securities will not be sold out of the HTM portfolio in response to changes in loan demand, interest rates or prepayment speeds. The Corporation's investments in longer-term Treasury and agency securities, municipal and corporate bonds and collateralized mortgage obligations of Federal agencies are held in this portfolio.

Table 7
Investment Portfolio Maturity Analysis at December 31,1995


                                  Within 1 Year
                                     1-5 Years
                                     5-10 Years
                                   Over 10 Years



                                      Amount
                                      Yield
                                      Amount
                                      Yield
                                      Amount
                                      Yield
                                      Amount
                                      Yield



                                                         (Dollars in thousands)




Available for Sale
  U.S. Treasury and
    government agencies
  Mortgage-backed securities
  Other securities

Held to Maturity
  U.S. Treasury and
    government agencies
  State and municipal securities
  Mortgage-backed securities
  Corporate obligations



                                                                       $107,318
                                                                             -
                                                                             -
                                                                       $107,318


                                                                       $ 52,088
                                                                         12,543
                                                                             -
                                                                          9,982
                                                                       $ 74,613


                                                                          6.72%
                                                                           -
                                                                          -
                                                                          6.72%


                                                                          6.14%
                                                                       11.88
                                                                           -
                                                                        5.75
                                                                          7.05%


                                                                      $  51,768
                                                                             -
                                                                             -
                                                                      $  51,768


                                                                       $158,598
                                                                          6,322
                                                                         40,038
                                                                         10,020
                                                                       $214,978


                                                                          5.24%
                                                                           -
                                                                          -
                                                                          5.24%


                                                                          5.09%
                                                                       10.24
                                                                        5.84
                                                                        6.05
                                                                          5.43%


                                                                   $         -
                                                                             -
                                                                          8,260
                                                                      $   8,260


                                                                   $         -
                                                                          4,863
                                                                        242,007
                                                                            100
                                                                       $246,970


                                                                            - %
                                                                          -
                                                                        7.12
                                                                          7.12%


                                                                            - %
                                                                       12.80
                                                                        5.71
                                                                        4.28
                                                                          5.85%


                                                                   $         -
                                                                        304,643
                                                                             -
                                                                       $304,643


                                                                   $         -
                                                                          4,765
                                                                        477,379
                                                                          1,003
                                                                       $483,147


                                                                            - %
                                                                        5.96
                                                                          -
                                                                          5.96%


                                                                            - %
                                                                       10.31
                                                                        5.94
                                                                        7.25
                                                                          5.99%














              Investment Portfolio Carrying Values for Years Ended December 31,




                                                               1995
                                                                1994
                                                                1993



                                     Amount
                                      Yield
                                      Amount
                                      Yield
                                      Amount
                                      Yield



                              (Dollars in thousands)




Available for Sale
  U.S. Treasury and
    government agencies
  Mortgage-backed securities
  Other securities

Held to Maturity
  U.S. Treasury and
    government agencies
  State and muncipal securities
  Mortgage-backed
  Corporate obligations
  Other securities



                                                                     $  159,086
                                                                        304,643
                                                                          8,260
                                                                     $  471,989


                                                                     $  210,686
                                                                         28,493
                                                                        759,423
                                                                         21,106
                                                                             -
                                                                     $1,019,708


                                                                          6.39%
                                                                        5.96
                                                                        7.12
                                                                          6.13%


                                                                          5.46%
                                                                       11.41
                                                                        5.55
                                                                        5.96
                                                                         -
                                                                          5.70%


                                                                      $    95,843
                                                                          135,181
                                                                          1,126
                                                                       $  232,150


                                                                       $  251,257
                                                                           32,799
                                                                          889,815
                                                                           21,348
                                                                               -
                                                                       $1,195,219


                                                                            5.43%
                                                                          4.90
                                                                          7.49
                                                                            5.13%


                                                                            5.07%
                                                                         11.59
                                                                          5.78
                                                                          6.53
                                                                           -
                                                                            5.64%


                                                                   $           -
                                                                           56,524
                                                                            1,000
                                                                      $    57,524


                                                                       $  300,373
                                                                           35,441
                                                                          782,751
                                                                           31,997
                                                                              608
                                                                       $1,151,170


                                                                              - %
                                                                          4.98
                                                                          3.35
                                                                            5.02%


                                                                            5.01%
                                                                         11.31
                                                                          5.59
                                                                          4.74
                                                                          6.00
                                                                            5.51%


Risk Management

The Corporation employs many tools to manage and control the various risks to which it is exposed. The strategies for managing the primary risks (credit, interest rate and liquidity risk) are discussed in the following sections.

Loans and Leases

Table 8 shows the Corporation's loan distribution at the end of each of the last five years.

Table 8
Loans and Leases

              Year ended December 31,

  1995
  1994
  1993
  1992
  1991




                     (Dollars in thousands)




Consumer
Real Estate:
  Mortgage
  Construction and land development
Commercial, financial and agricultural
Lease financing

Less:
    Unearned income
    Allowance for loan losses
      Net loans and leases

                                                                    $   741,256

                                                                        959,535
                                                                        144,234
                                                                        380,807
                                                                          5,899
                                                                      2,231,731

                                                                          5,332
                                                                         34,145
                                                                     $2,192,254
                                                                      $   660,977

                                                                          815,234
                                                                          121,982
                                                                          360,401
                                                                            7,173
                                                                        1,965,767

                                                                           12,556
                                                                           32,249
                                                                       $1,920,962
$   624,158

739,335
112,955
319,806
       5,250
1,801,504

27,986
      29,099
$1,744,419
                                                                      $   678,530

                                                                          673,229
                                                                          133,528
                                                                          278,586
                                                                            5,967
                                                                        1,769,840

                                                                           69,904
                                                                           24,058
                                                                       $1,675,878
$   753,693

                                                                        680,772
                                                                        117,536
                                                                        294,437
                                                                          9,862
                                                                      1,856,300

                                                                        101,235
                                                                         18,979
                                                                     $1,736,086


Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. In evaluating the adequacy of the reserve for loan losses, management relies on a disciplined credit review and approval process. The Corporation's determination of the level of the reserve and, correspondingly, the provision for loan losses utilizes various judgements and assumptions, including the Washington/Baltimore economic conditions, loan portfolio composition, prior loan loss experience and the Corporation's ongoing examination process and that of its regulators. The Corporation has an internal credit review function and continuously reviews loan quality. The Corporation uses an allocation approach which relies on historical loss experience allocations, specific allocations for individual loan categories, and specific allocations for individual loans.

The Corporation considers the allowance for loan losses of $34.1 million adequate to cover losses inherent in loans, loan commitments and standby letters of credit at December 31, 1995. Therefore, there are no loan transactions that have not been considered in the allowance for loan losses which would have a material impact on operating results, liquidity or capital resources.

Table 9 summarizes Citizens' loan loss experience for each of the five years in the period ended December 31, 1995.

Table 9
                                                Summary of Loan Loss Experience
                 Year ended December 31,

                                                                          1995
                                                                          1994
                                                                          1993
                                                                          1992
                                                                          1991




                                                         (Dollars in thousands)




                                                     Balance, beginning of year
                                                      Provision for loan losses
                                                                   Charge-offs:
                                                         Real estate - mortgage
                                Real estate - construction and land development
                                        Commercial, financial, and agricultural
                                                                       Consumer
                                                              Total charge-offs

                                                                    Recoveries:
                                                         Real estate - mortgage
                                Real estate - construction and land development
                                        Commercial, financial, and agricultural
                                                                       Consumer
                                                               Total recoveries
                                                                Net charge-offs
                                                           Balance, end of year

                                                          Historical Statistics
                                                                      Balances:
                                                            Average total loans
                                                        Total loans at year end

                                                                        Ratios:
                                         Net charge-offs to average total loans
                                                   Allowance for loan losses to
                                                        total loans at year end
                                                                  $   32,249
                                                                       6,695

                                                                      (3,227)
                                                                          -
                                                                      (1,000)
                                                                      (1,856)
                                                                      (6,083)


                                                                          108
                                                                          -
                                                                         422
                                                                         754
                                                                       1,284
                                                                      (4,799)
                                                                  $   34,145



                                                                  $2,060,345
                                                                   2,226,399


                                                                           .23%

                                                                        1.53
                                                                 $     29,099
                                                                        6,167

                                                                      (3,562)
                                                                        -
                                                                      (1,095)
                                                                      (1,590)
                                                                      (6,247)


                                                                         815
                                                                         -
                                                                       1,842
                                                                         573
                                                                       3,230
                                                                      (3,017)
                                                                $     32,249



                                                                 $1,826,563
                                                                  1,953,211


                                                                          .17%

                                                                       1.65
                                                                 $    24,058
                                                                      11,465

                                                                      (6,435)
                                                                        -
                                                                      (2,022)
                                                                      (1,673)
                                                                     (10,130)


                                                                          17
                                                                         985
                                                                       2,038
                                                                         666
                                                                       3,706
                                                                      (6,424)
                                                                $     29,099



                                                                 $ 1,708,470
                                                                   1,773,518


                                                                           .38%

                                                                        1.64
                                                                $    18,979
                                                                     14,514

                                                                       (761)
                                                                        (25)
                                                                     (7,313)
                                                                     (2,066)
                                                                    (10,165)


                                                                         12
                                                                         -
                                                                        243
                                                                        475
                                                                        730
                                                                     (9,435)
                                                                $    24,058



                                                                 $1,724,667
                                                                  1,699,936


                                                                          .55%

                                                                       1.42
                                                                $    20,471
                                                                     15,044

                                                                     (2,875)
                                                                      -
                                                                    (12,065)
                                                                     (2,082)
                                                                    (17,022)


                                                                        -
                                                                        -
                                                                        121
                                                                        365
                                                                        486
                                                                    (16,536)
                                                                $    18,979



                                                                 $1,752,413
                                                                  1,755,065


                                                                          .94%

                                                                       1.08


The provision for loan losses was $6.7 million in 1995, exceeding net charge-offs by $1.9 million but higher than 1994 by $528 thousand or 8.6%. The higher provision amount resulted from the strong loan growth that occurred in 1995.

Net charge-offs for the year totaled $4.8 million or .23% of average loans compared with $3.0 million or .17% in 1994. Loan recoveries represented
21.1% of gross charge-offs, down from 48.3% in the prior year, with recoveries decreasing in commercial loans. Real estate mortgage loans had net charge-offs of $3.1 million versus $2.7 million in 1994. Commercial loans had net charge-offs of $578 thousand versus net recoveries of $747 thousand in 1994. Consumer loans had net charge-offs of $1.1 million or .16% of average consumer loans versus $1.0 million or .16% of average consumer loans in 1994.

The allowance for loan losses at December 31, 1995 was $34.1 million, representing 1.53% of year-end loans and 239.1% coverage of non-accrual loans. Comparable amounts a year earlier were $32.2 million, 1.65% and 169.0%, respectively.

The Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" effective January 1, 1995. This new accounting standard requires that a loan which meets the definition of impairment be measured at the present value of expected future cash flows using the loans' effective interest rate, or as a practical expedient, at the loans' observable market price or the fair value of the underlying collateral if the loan is collateral dependent. The adoption of this standard did not have a material impact on the Corporation's financial position or results of operations.

As of December 31, 1995, there are no loans classified for regulatory purposes which the Corporation has not disclosed.

Table 10 shows an allocation of the allowance for loan losses as of the end of each of the last five years.

Table 10
                                 Allowance for Loan Losses by Category of Loans

                               Year ended December 31,

                                                                          1995
                                     1994
                                     1993
                                     1992
                                     1991




                                   Consumer
                            Real estate - mortgage
                     Real estate - construction and land
                                  development
                   Commercial, financial, and agricultural
                               Lease financing
                       Total allowance for loan losses
                                     14%
                                    50

                                     9
                                    27
                                       -
                                     100%
                                       18%
                                    49

                                     9
                                    24
                                       -
                                     100%
                                     18%
                                    39

                                    19
                                    24
                                       -
                                     100%
                                     11%
                                    40

                                    17
                                    32
                                       -
                                     100%
                                     13%
                                    27

                                    16
                                    44
                                       -
                                     100%

The above allocation is based on estimates and subjective judgements and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

Non-performing Assets. A loan is classified as non-accrual when full collectibility of principal and interest is in doubt or a loan becomes 90 days past due as to principal or interest, except for certain guaranteed loans and other limited exceptions. A loan is classified as restructured if the original interest rate, repayment terms, or both are restructured due to the deterioration in the financial condition of the borrower. Real estate acquired in settlement of loans represents collateral on loans to which the Corporation has taken title. The property which is held for resale is carried at the lower of cost or fair value less estimated costs to sell.

Non-performing assets at December 31, 1995 totaled $35.7 million or 1.59% of loans and real estate acquired in settlement of loans. This represents a drop of $1.4 million or 3.8% from a year earlier, when comparable amounts were $37.1 million or 1.88%.

         Table 11 reflects the non-performing assets by type of loan.

Table 11
Distribution of Non-Performing Assets
                      Year ended December 31,

                                     1995
                                     1994
                                     1993
                                     1992
                                     1991

                                                                                                        (Dollars in thousands)



                    Commercial, financial and agricultural
               Real estate - construction and land development
                            Real estate - mortgage
                                   Consumer
                             Total non-accrual loans
                 Real estate acquired in settlement of loans
                           Total non-performing assets
                                   $ 5,015
                                     1,384
                                    7,421
                                         458
                                    14,278
                                    21,399
                                   $35,677
                                   $  6,548
                                    1,345
                                    10,954
                                        234
                                    19,081
                                    18,003
                                   $ 37,084
                                  $   2,630
                                    6,939
                                    10,451
                                      3,109
                                    23,129
                                     25,951
                                   $ 49,080
                                   $ 4,050
                                    9,606
                                    12,321
                                      2,847
                                    28,824
                                    27,494
                                   $56,318
                                   $ 7,929
                                    3,773
                                     9,377
                                          -
                                    21,079
                                    24,775
                                   $45,854


                     Non-performing loans to total loans
                                     .64%
                                     .99%
                                    1.33%
                                    1.70%
                                     1.20%


                   Non-performing assets to year-end loans
                and real estate acquired in settlement of loans
                   Accruing loans past due 90 days or more
                              Restructured loans

                                     1.59
                                   $ 5,303
                                    13,227

                                     1.88
                                  $     786
                                    14,166

                                     2.77
                                   $  4,282
                                    16,725

                                     3.31
                                   $  4,772
                                    17,095

                                     2.61
                                   $10,956
                                     8,392

The Corporation has not made loans on highly leveraged transactions.

At December 31, 1995 the Corporation has commitments to lend additional funds with respect to non-performing loans amounting to $618 thousand. At December 31, 1995 all nonaccrual and restructured loans are collateralized.

Liquidity and Interest Rate Sensitivity Management

The primary objectives of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Interest rate sensitivity managment seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Interest rate sensitivity refers to the inherent rate risk that exists in the Corporation's balance sheet which causes earnings to fluctuate with the level of interest rates. To the extent that interest income and interest expense do not respond equally to interest rate changes, earnings will be impacted.

As shown in Table 12, Citizens' asset and liability rate repricings are generally matched in all time periods with liabilities repricing slightly faster than assets. This means that liabilities will respond slightly faster to changes in interest rates and net interest income would be impacted $1.2 million positively if interest rates declined 100 basis points, and negatively if interest rates rose 100 basis points. This table shows the sensitivity of the balance sheet at one point in time and is not necessarily indicative of the position on other dates.














Table 12
Interest Rate Sensitivity Analysis at December 31, 1995

    Interest Sensitivity Period

                                       0-90
                                       days
                                      91-180
                                       days
                                     181-365
                                       days
                                      Total
                                     one year
Over 1 year &
   stable rate

                                      Total



     (Dollars in thousands)




Assets:
 Securities:
   Available for sale
   Taxable held to maturity
   Tax-exempt held to maturity
 Loans and lease receivables, net
 Other assets
    Total assets


                                                                   $   371,684
                                                                        90,244
                                                                        12,058
                                                                       972,083
                                                                            -
                                                                    $1,446,069


                                                                    $   30,008
                                                                        58,635
                                                                           789
                                                                      116,239
                                                                            -
                                                                     $ 205,671


                                                                    $   15,149
                                                                       227,821
                                                                         6,037
                                                                       181,347
                                                                            -
                                                                     $ 430,354


                                                                   $   416,841
                                                                       376,700
                                                                        18,884
                                                                     1,263,669
                                                                           -
                                                                    $2,082,094


                                                                    $    55,148
                                                                        614,515
                                                                          9,609
                                                                        956,730
                                                                        321,591
                                                                     $1,957,593


                                                                    $   471,989
                                                                        991,215
                                                                         28,493
                                                                       2,226,399
                                                                        321,591
                                                                      $4,039,687


                                       Liabilities and Stockholders' Equity:
                                                   Noninterest-bearing deposits
                                                      Interest-bearing deposits
                                                          Short-term borrowings
                                                              Other liabilities
                                                           Stockholders' equity
                                                          Total liabilities and
                                                         stockholders' equity

                                                               $            -
                                                                       859,071
                                                                       644,183
                                                                            -
                                                                            -

                                                                    $1,503,254

                                                                 $          -
                                                                       186,770
                                                                            -
                                                                            -
                                                                            -

                                                                     $ 186,770

                                                                 $         -
                                                                       514,838
                                                                            -
                                                                            -
                                                                            -

                                                                     $ 514,838

                                                               $            -
                                                                     1,560,679
                                                                       644,183
                                                                            -
                                                                            -

                                                                    $2,204,862

                                                                    $   639,667
                                                                        846,509
                                                                             -
                                                                         14,458
                                                                        334,191

                                                                     $1,834,825

                                                                    $   639,667
                                                                      2,407,188
                                                                        644,183
                                                                         14,458
                                                                        334,191

                                                                     $4,039,687


                                                      Interest sensitivity gap:
                                                                  Dollar amount

                                                                   $   (57,185)

                                                                     $   18,901

                                                                      $(84,484)

                                                                     $(122,768)

                                                                     $  122,768



                                                        Percent of total assets
                                                                        (1.42)%
                                                                          0.47%
                                                                        (2.09)%
                                                                        (3.04)%
                                                                          3.04%


Management believes that rate risk is best measured by simulation modeling which can incorporate changes in asset and liability volumes and changes in interest rates, as well as the associated timing of the rate change in interest rates of various categories of assets and liabilities. The Corporation policy limit for the maximum negative impact on net interest income from a 100 basis point rate change over 12 months is 5%. Management has generally maintained a risk position well within the policy guideline level. As of December 31, 1995, the current impact of a 100 basis rate increase in rates over 12 months would be a reduction of approximately 1.5% in net interest income.

The scheduled repayments and maturities of loans also represent a substantial source of liquidity for the Corporation. Table 13 shows the loan maturities of selected categories of loans at December 31, 1995.

Table 13
                                             Loan Maturity at December 31, 1995



                                   Within
                                    1 year

                                   1-5 years
                                   After
                                   5 years

                                    Total



                                                (Dollars in thousands)




                    Commercial, financial and agricultural
                Real estate-construction and land development
                                      Total

                     Loans maturing after one year with:
                              Fixed interest rates
                            Variable interest rates
                                      Total
                                  $ 314,989
                                      76,259
                                  $ 391,248
                                  $   64,651
                                      52,554
                                  $ 117,205


                                  $   55,859
                                      61,346
                                  $ 117,205
                                  $   1,167
                                     15,421
                                   $ 16,588


                                   $ 16,376
                                         212
                                   $ 16,588
                                  $ 380,807
                                     144,234
                                  $ 525,041


                                  $   72,235
                                      61,558
                                  $ 133,793



Capital Resources. The Corporation maintains a strong capital base to merit the confidence of clients, shareholders, bank regulators and the investing public. A strong capital position enables the Corporation to withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise.

The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. In general, the standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support certain off-balance-sheet activities.

The Federal Reserve Board standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 capital consists of common stockholders' equity, non-cumulative and cumulative perpetual preferred stock and minority interests less goodwill. Tier 2 capital consists of the allowance for loan and lease losses, perpetual preferred stock, hybrid capital instruments, term subordinated debt, and intermediate term preferred stock. As of December 31, 1995 the Corporation's Tier 1 capital and total capital ratios were 12.30% and 13.54% of risk-adjusted assets, respectively. These risk-based capital ratios are well above the minimums required of 4% for Tier 1 and 8% for total risk-based capital ratios. The Corporation's leverage ratio (Tier 1 capital to fourth quarter average assets) of 8.77% at December 31, 1995 was also well in excess of the 3% minimum requirement. The Corporation and all of its bank subsidiaries were in compliance with their specific regulatory capital requirements.

Table 14 below illustrates the Corporation's regulatory capital ratios at December 31:

Table 14
                              Risk-Based Capital


                                     1995
                                     1994



                                             (Dollars in thousands)




Tier 1 capital
Tier 2 capital
  Total qualifying capital

Risk adjusted total assets
  (including off-balance-sheet exposures)
                                                                    $   333,150
                                                                         33,897
                                                                    $   367,047


                                                                     $2,711,547
                                                                      $   304,495
                                                                           29,745
                                                                      $   334,240


                                                                       $2,379,587



Tier 1 risk-based capital ratio
Total risk-based capital ratio
Leverage ratio

12.30%
13.54
8.77

12.80%
14.05
8.84

In addition to these regulatory requirements, a certain level of capital growth is necessary in order to maintain appropriate ratios of equity to total assets. As shown in Table 1 on selected financial data, growth in total average assets was 10.3% in 1995 and 5.7% in 1994. However, capital growth was 7.1% in 1995 as compared to 5.0% in 1994. At December 31, 1995, common stockholders' equity increased $27.8 million over 1994. The primary source of common equity growth was retained earnings, which increased $24.3 million or 15.9%. Total dividends paid in 1995 amounted to $16.8 million compared to $16.1 million in 1994.

Table 15
Relationship Between Significant Equity Ratios

                      1995                1994                1993

Return on equity      11.25%              10.37%                9.41%
Earnings retained     53.38               48.22               40.59
Internal capital growth    6.01                5.01                3.82

Regulatory Matters

During 1995, federal and state regulatory agencies completed examinations at all subsidiary banks. The Corporation's level and classification of identified potential problem loans were not significantly revised. Examination procedures require individual judgements as to the borrower's ability to repay, sufficiency of collateral values and the impacts of changing economic conditions. These procedures are similar to management's methodology in determining the adequacy of the allowance for loan losses and in classification of loans. Judgements made by regulators may differ from those made by management.

Management and the Boards of Directors of the Bancorp and its subsidiaries evaluate existing practices and procedures on an ongoing basis. In addition, regulators make recommendations during the course of their examinations. Management and the Boards of Directors of the Bancorp and its subsidiaries consider such recommendations promptly. There were no current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.


Quarterly Results of Operations

Table 16 is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994.

Table 16
Consolidated Quarterly Summary of Operations


                                        1995
                                       1994



                                      Fourth
                                     Quarter
                                      Third
                                     Quarter
                                      Second
                                     Quarter
                                      First
                                     Quarter
                                      Fourth
                                     Quarter
                                      Third
                                     Quarter
                                      Second
                                     Quarter
                                      First
                                     Quarter



                  (Dollars in thousands, except per share data)




Interest income
Interest expense
Net interest income
Provision for loan losses
Net interest income after provision for
  loan losses
Other income
Other expenses
Income before income taxes
Income taxes

Net income

Per share data:
  Average common shares outstanding
  Net income
  Dividends

Market price:
  High
  Low
  Close
$66,457
 33,202
33,255
  1,575

31,680
11,718
 28,441
14,957
   5,694

$ 9,263


15,007
$     .62
 .28


34.75
31.75
32.25
$65,139
 30,980
34,159
   1,825

32,334
10,126
 27,228
15,232
   5,783

$ 9,449


14,992
$     .63
 .28


33.25
29.00
33.25
$65,972
 31,492
34,480
   1,575

32,905
9,743
 28,450
14,198
   5,422

$ 8,776


14,979
$     .59
 .28


30.50
25.25
29.25
$62,404
 28,183
34,221
   1,720

32,501
8,862
 27,645
13,718
   5,116

$ 8,602


14,958
$     .58
 .28


27.00
25.00
25.50
                                                                    $58,659
                                                                     24,317
                                                                     34,342
                                                                      1,347

                                                                     32,995
                                                                      8,786
                                                                     29,044
                                                                     12,737
                                                                      4,726

                                                                     $ 8,011


                                                                     14,879
                                                                  $     .54
                                                                        .27


                                                                      30.25
                                                                      25.00
                                                                      26.75
                                                                    $55,843
                                                                     22,255
                                                                     33,588
                                                                      1,590
                                                                     31,998
                                                                      9,292
                                                                     28,275
                                                                     13,015
                                                                      4,955

                                                                     $ 8,060


                                                                     14,863
                                                                  $     .54
                                                                        .27

                                                                      31.50
                                                                      29.50
                                                                      30.25
                                                                    $52,847
                                                                     19,936
                                                                     32,911
                                                                      1,715

                                                                     31,196
                                                                       9,117
                                                                     27,820
                                                                     12,493
                                                                      4,691

                                                                     $ 7,802


                                                                     14,847
                                                                   $    .53
                                                                        .27


                                                                      29.25
                                                                      27.25
                                                                      28.50
                                                                    $49,478
                                                                     18,461
                                                                     31,017
                                                                      1,515

                                                                     29,502
                                                                      8,510
                                                                     26,570
                                                                     11,442
                                                                      4,275

                                                                    $ 7,167


                                                                     14,931
                                                                  $     .48
                                                                        .27

                                                                      30.50
                                                                      26.00
                                                                      28.50













Net income for the fourth quarter of 1995 was $9.3 million, an increase of $1.3 million over the 1994 fourth quarter. The principal factors responsible for the 1995 fourth quarter increase included:

Net interest income of $33.3 million was $1.1 million less than the comparable 1994 quarter due to a 49 basis point decline in the net interest margin as deposit rates increased at a faster rate than earning asset rates.

The provision for loan losses of $1.6 million was $228 thousand (16.9%) greater than the 1994 fourth quarter due to a higher volume of loan outstandings.

Other income of $11.7 million was $2.9 million (33.3%) greater than the comparable 1994 quarter due to a $1.9 million gain on sale of lease residuals and a $1.0 million increase in revenue contribution from mortgage banking activities.

Other expenses of $28.4 million were flat to the comparable 1994 quarter as $1.3 million in reduced FDIC premiums were offset by higher spending levels in advertising, consulting, legal and general operating expenses.

Income taxes of $5.7 million were $968 thousand greater than the 1994 fourth quarter due to higher levels of taxable earnings.

RESULTS OF OPERATIONS
1994 VS. 1993

Net income for 1994 totaled $31.0 million and represented returns of 10.37% on stockholders' equity and .90% on assets versus net income of $26.8 million and returns of 9.41% and .82%, respectively, in 1993.

Taxable equivalent net interest income increased 7.7%, the result of $188.4 million in additional interest-earning assets outstanding during 1994. The net yield on interest-earning assets rose 5 basis points.

Taxable equivalent interest income increased 4.8%, reflecting a 10 basis point drop in the average rate earned which was offset by a 6.3% increase in average interest-earning assets. Loans grew $118.1 million, with gains in real estate, commercial and consumer loans. Investment securities were higher by 14.4%.

Interest expense increased only .5%, primarily the result of higher average balances in short-term borrowings. Average noninterest-bearing demand deposits were higher by 7.4%, offsetting the expense increase. Total interest-bearing deposits declined 3.0% with savings and demand up 6.3%, while money market savings and time certificates declined a combined 9.7%.

Non-performing assets at year-end 1994 dropped 24.4% from a year earlier to $37.0 million or 1.88% of loans and real estate acquired in settlement of loans. Net loan losses were lower by 53.0% and totaled $3.0 million or .17% of loans compared with $6.4 million or .38% of loans in 1993. The provision for loan losses declined 46.2% to $6.2 million and exceeded net charge-offs by $3.2 million. The allowance for loan losses at December 31, 1994 totaled $32.2 million or 1.65% of loans and 169.0% coverage of non-accrual loans versus
$29.1 million or 1.64% of loans and 125.8% coverage a year earlier.

Higher levels of provision and charge-offs in 1993 relative to 1994 were related to the recession and general softness in the Washington and Baltimore Common Market. Moderate economic activity in 1994, while less robust than previous business cycles, provided some relief to borrowers and losses declined.

Other income was essentially flat year to year. Deposit account service revenues were down 4.2% due to lower transaction volume related to severe winter weather. Mortgage banking revenues and point of sale transaction fees offset the decline.

Other expense for the year increased 6.6% from 1993. Total personnel expense increased 2.0%. Modest growth occurred in new business areas of insurance, brokerage, cash management, and mortgage banking, offset by reductions in the branch network due to branch consolidations. Expenses related to foreclosed property, credit card processing costs and occupancy increased from the previous year by $697 thousand, $541 thousand, and $2.7 million, respectively.

Item 8.  Financial Statements and Supplementary Data
 Consolidated Statements of Financial Condition
                         December 31,


           1995
            1994



            (Dollars in thousands)




                                     Assets
                           Cash and cash equivalents
        Securities available for sale (at fair value, amortized cost of
                       $468,614 and $236,637, respectively)
         Securities held to maturity (at amortized cost, fair value of
                     $1,019,600 and $1,132,082, respectively)
                    Loans and leases, net of unearned income
                          Less allowance for loan losses
                                  Net loans and leases
                          Premises and equipment, net
                        Accrued income and other assets
                                      Total assets

                                                                     $  199,001

                                                                        471,989

                                                                      1,019,708
                                                                      2,226,399
                                                                         34,145
                                                                      2,192,254
                                                                         55,497
                                                                        101,238
                                                                     $4,039,687

                                                                    $   215,114

                                                                        232,150

                                                                      1,195,219
                                                                      1,953,211
                                                                         32,249
                                                                      1,920,962
                                                                         57,872
                                                                         66,811
                                                                     $3,688,128














                                                                    Liabilities




                                                                      Deposits:
                                                            Noninterest-bearing
                                                                         Demand
                                                                   Money market
                                                                        Savings
                                                         Time certificates
                                                                 Total deposits
                                                          Short-term borrowings
                                                              Other liabilities
                                                              Total liabilities

                                                  Commitments and Contingencies

                                                           Stockholders' Equity
    Preferred stock, $10.00 par value; 2,500,000 shares authorized; none issued
                 Common stock, $2.50 par value; 125,000,000 shares authorized;
                         shares issued, 15,056,981 (1995) and 14,931,843 (1994)
                                                                Capital surplus
                                                              Retained earnings
                                                     Total stockholders' equity
                                     Total liabilities and stockholders' equity

                                See notes to consolidated financial statements.

                                                                     $  639,667
                                                                        372,218
                                                                        402,728
                                                                        550,670
                                                                      1,081,572
                                                                      3,046,855
                                                                        644,183
                                                                         14,458
                                                                      3,705,496






                                                                         37,642
                                                                        120,185
                                                                        176,364
                                                                        334,191
                                                                     $4,039,687

                                                                    $   692,025
                                                                        349,229
                                                                        465,850
                                                                        629,566
                                                                        645,605
                                                                      2,782,275
                                                                        588,295
                                                                         11,179
                                                                      3,381,749






                                                                        37,330
                                                                       116,939
                                                                       152,110
                                                                       306,379
                                                                    $3,688,128
















                                              Consolidated Statements of Income
                                       Year ended December 31,

                                                                         1995
                                                                         1994
                                                                         1993



                                  (Dollars in thousands, except per share data)




                                                                Interest Income
                                          Interest and fees on loans and leases
                                                    Interest and dividends on:
                                                  Securities available for sale
                                                    Securities held to maturity
                                  Interest on federal funds sold and securities
                                              purchased under resale agreements
                                                          Total interest income

                                                               Interest Expense
                                                           Interest on deposits
                                              Interest on short-term borrowings
                                                        Total interest expense

                                                            Net interest income

                                                      Provision for loan losses

                            Net interest income after provision for loan losses

                                                                     $  171,594

                                                                         23,363
                                                                         65,015

                                                                             -
                                                                        259,972


                                                                         90,393
                                                                         33,464
                                                                        123,857

                                                                        136,115

                                                                          6,695

                                                                        129,420

                                                                      $  143,118

                                                                          10,837
                                                                          62,269

                                                                            603
                                                                        216,827


                                                                         70,613
                                                                         14,356
                                                                         84,969

                                                                        131,858

                                                                          6,167

                                                                        125,691

                                                                     $  136,906

                                                                              -
                                                                         65,158
                                                                          3,886
                                                                         205,950

                                                                          81,013
                                                                           3,506
                                                                          84,519

                                                                         121,431
                                                                          11,465
                                                                         109,966


Other Income
   Service charges on deposits
   Other service charges and fees
   Insurance and brokerage fees
   Other
        Total other income

Other Expenses
   Compensation and employee benefits
   Occupancy and equipment
   Other
        Total other expenses

Income before income taxes

Income taxes

Net income

Per Share of Common Stock
   Net income


                                                                         20,226
                                                                          8,324
                                                                          2,555
                                                                          9,344
                                                                         40,449


                                                                         57,149
                                                                         21,733
                                                                         32,882
                                                                        111,764

                                                                         58,105

                                                                         22,015

                                                                      $  36,090


                                                                     $     2.40

                                                                          19,868
                                                                           6,415
                                                                           3,129
                                                                         6,293
                                                                          35,705


                                                                          54,106
                                                                          23,184
                                                                          34,419
                                                                         111,709

                                                                          49,687

                                                                          18,647

                                                                       $  31,040


                                                                      $     2.09

                                                                         20,741
                                                                          6,056
                                                                          3,393
                                                                          5,440
                                                                         35,630


                                                                         53,058
9,625
                                                                         32,067
                                                                        104,750

                                                                         40,846

                                                                         14,016

                                                                      $  26,830


                                                                     $     1.82




See notes to consolidated financial statements.







Consolidated Statements of Changes in Stockholders' Equity


        Years ended December 31, 1995, 1994 and 1993
                        Common Stock




    Shares

  Amount
Capital
  Surplus
Retained
  Earnings

  Total

                      (Dollars in thousands except per share data)




Balance, January 1, 1993
   Net income
   Cash dividends paid on
     common stock ($1.08 per share)
   Shares of common stock sold
Balance, December 31, 1993
   Net income
   Effect of adopting SFAS 115
     at Jan. 1, 1994
   Cash dividends paid on
     common stock ($1.08 per share)
   Shares of common stock sold
   Net change in unrealized loss on
     securities available for sale
Balance, December 31, 1994
  Net income
  Cash dividends paid on
    common stock ($1.12 per share)
  Shares of common stock sold
  Net change in unrealized gain on
    securities available for sale
Balance, December 31, 1995


See notes to consolidated financial statements.
14,666,382



    138,363
14,804,745





127,098


14,931,843



125,138


15,056,981






$36,666



      346
37,012





318


37,330



312


$37,642
$110,583



    3,101
113,684





3,255


116,939



3,246


$120,185
$129,090
26,830

(15,940)

139,980
31,040

603

(16,072)


   (3,441)
152,110
36,090

(16,825)


     4,989
$176,364
$276,339
26,830

(15,940)
   3,447
290,676
31,040

603

(16,072)
3,573

   (3,441)
306,379
36,090

(16,825)
3,558

     4,989
$334,191





















Consolidated Statements of Cash Flows

                           Year ended December 31,

  1995
  1994
  1993



                        (Dollars in thousands)




Operating Activities
  Net income
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loans originated for sale
      Loans sold
      Provision for loan losses
      Provision for losses on real estate acquired in
        settlement of loans
      Depreciation and amortization
      Amortization of intangible assets
      Net amortization/accretion of premium/discount on securities
      Increase in accrued income and other assets
      Increase (decrease) in other liabilities
      Other
                  Net cash provided by operating activities

                                                                     $  36,090


                                                                      (114,791)
                                                                       100,188
                                                                         6,695

                                                                         1,781
                                                                         7,225
                                                                         1,481
                                                                           296
                                                                       (33,520)
                                                                         2,054
                                                                        (1,410)
                                                                         6,089

                                                                      $  31,040


                                                                        (63,421)
                                                                         57,959
                                                                          6,167

                                                                          3,750
                                                                          6,505
                                                                          1,424
                                                                          3,880
                                                                         (6,510)
                                                                         (4,010)
                                                                           (123)
                                                                         36,661

                                                                   $   26,830


                                                                           -
                                                                           -
                                                                        11,465

                                                                         3,108
                                                                         5,195
                                                                         1,395
                                                                         6,741
                                                                        (5,623)
                                                                           651
                                                                           768
                                                                        50,530


                                                           Investing Activities
                   Proceeds from maturities and sales of investment securities:
                                                             Available for sale
                                                               Held to maturity
                                            Purchases of investment securities:
                                                             Available for sale
                                                               Held to maturity
              Net decrease in federal funds sold and securities purchased under resale agreements
                                    Net increase in loans and lease receivables
                                            Purchases of premises and equipment
                                 Proceeds from sale of real estate acquired in
                                                            settlement of loans
                                   Development costs of real estate acquired in
                                                           settlement of loans
                                                                          Other
                                          Net cash used in investing activities


                                                                       157,846
                                                                       196,538

                                                                      (388,989)
                                                                       (22,159)

                                                                           -
                                                                      (272,225)
                                                                        (4,960)

                                                                         7,158

                                                                        (2,687)
                                                                            75
                                                                      (329,403)


                                                                        230,406
                                                                        427,035

                                                                       (410,700)
                                                                       (474,779)

                                                                          6,038
                                                                       (177,116)
                                                                         (8,840)

                                                                          7,215

                                                                         (2,877)
                                                                             57
                                                                       (403,561)


                                                                            -
                                                                        754,160

                                                                            -
                                                                       (912,919)

                                                                        156,962
                                                                        (85,963)
                                                                         (8,984)

                                                                          5,317

                                                                           (994)
                                                                            216
                                                                        (92,205)


Financing Activities
  Net  (decrease) increase in noninterest-bearing deposits
  Net  increase (decrease)  in interest-bearing deposits
  Net increase in short-term borrowings
  Sale of common stock
  Cash dividends paid on common stock
                  Net cash provided by (used in) financing activities

  Net (Decrease) Increase in Cash and Cash Equivalents
  Cash and cash equivalents, beginning of year
  Cash and cash equivalents, end of year

                                                                       (52,358)
                                                                       316,938
                                                                        55,888
                                                                         3,558
                                                                       (16,825)
                                                                       307,201

                                                                       (16,113)
                                                                       215,114
                                                                     $ 199,001

                                                                         64,189
                                                                       (123,497)
                                                                        465,130
                                                                          3,573
                                                                        (16,072)
                                                                        393,323

                                                                         26,423
                                                                        188,691
                                                                      $ 215,114

35,288
(31,908)
9,039
3,447
   (15,940)
         (74)

  (41,749)
   230,440
$ 188,691


 See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1
Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Citizens Bancorp and its subsidiaries (the Corporation) after elimination of all material intercompany balances and transactions. No segment of its business, other than commercial banking, is significant in relation to consolidated total assets and revenues.

Pervasiveness of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash on hand, cash items in process of collection and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.

Investment Securities. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in debt and equity securities designated as held to maturity are carried at amortized cost and require the Corporation to have both the intent and ability to hold those securities until maturity. Investments classified as available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains or losses on the sale of securities are reported in earnings and determined using the adjusted cost of the specific security sold. The Corporation does not carry any trading account securities.

Prior to the adoption of SFAS 115, the Corporation carried securities with the intention to be held to maturity at amortized cost. All securities intended for sale were carried at the lower of cost or fair value. Changes in the carrying value of securities held for sale were reflected in earnings as security gains or losses.

Loans and Lease Receivables. Loans and lease receivables are stated at the principal amount outstanding, net of deferred loan fees and unearned income on certain consumer loans and leases made on a discounted basis. Interest on loans, except for certain installment loans, is computed using the simple interest method. Interest income on consumer loans made on a discounted basis is calculated using methods which provide approximately level rates of return over the terms of such loans. Direct lease transactions are accounted for using the financing method of accounting for financial reporting purposes and the operating method for tax reporting purposes.

Loan fees and related direct loan origination costs are deferred and recognized as an adjustment of yield over the life of the loan or currently upon the sale or repayment of the loans.

The accrual of interest income is discontinued on loans which are past due ninety or more days as to principal or interest payments, except for certain guaranteed loans and other limited exceptions. When loans are placed on nonaccrual status, interest accrued in the current year is charged against interest income, and interest accrued in prior years is charged to the allowance for loan losses. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can reasonably be expected. The classification of a loan as nonaccrual is not necessarily indicative of a potential loan loss.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged against income.
The amounts the Corporation will ultimately realize could differ from those estimates.

Effective January 1, 1995, the Corporation adopted SFAS 114, "Accounting By Creditors for Impairment of a Loan." This Statement required the Corporation to measure the value of each impaired loan based on the present value of its expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Effective January 1, 1995, the Corporation adopted SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." This Statement amends SFAS 114, to allow creditors to use existing methods for recognizing interest income on impaired loans. The Corporation's adoption of these Statements did not have a material impact on its financial position or results of operations.


Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to other expenses as incurred. Expenditures for improvements which extend the life of an asset are capitalized and amortized over the individual asset's remaining useful life or the lease term, if shorter.

Intangible Assets. The excess of purchase price paid over the fair value of the net assets of banks acquired and the value of core deposits assigned are being amortized over periods of five to twelve years using the straight-line method.

Real Estate Acquired in Settlement of Loans. Real estate acquired in settlement of loans represents properties acquired through foreclosures or other proceedings in satisfaction of indebtedness. At the date of acquisition, such property is recorded at fair value. Write-downs to fair value at the date of acquisition are charged to the allowance for loan losses. Subsequent to acquisition, the property is adjusted to the lower of cost or fair value less estimated costs to sell. Valuation reserves have been provided as necessary to adjust the properties to the lower of cost or fair value less estimated costs to sell. Increases or decreases in the valuation reserves, operating expenses, and gains or losses on disposition of real estate are recognized in other expense in the period in which they are incurred.

Real estate acquired in settlement of loans include management's best estimates of the amounts to be realized on the sale of the property. The amounts the Corporation will ultimately realize could differ materially from the amounts assumed in arriving at the fair value of the property.

Income Taxes. The Corporation files a consolidated Federal income tax return with its subsidiaries. The Corporation recognizes the amount of taxes payable or refundable in the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In addition, the Corporation is required to reduce any deferred tax assets by the amount of any tax benefit that more than likely will not be realized.

Postretirement Benefits. The Corporation accrues the estimated cost of retiree benefit payments during the years the employee provides services. The Corporation has elected to amortize the accumulated benefit obligation existing at the January 1,1993 adoption date over a period of 20 years.


Postemployment Benefits. Effective January 1, 1994, the Corporation adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." The Corporation accrues expenses for benefits provided to former or inactive employees after employment but before retirement if the obligation is attributable to employee services already rendered, if employees' rights to those benefits accumulate or vest, if payment of the benefits is probable and if the amount of benefits can be reasonably estimated. The Corporation's adoption of this Statement did not have a material impact on its financial position or results of operations.

Earnings Per Share. Earnings per share are based on a weighted average number of shares outstanding of 15,007,371 in 1995, 14,878,708 in 1994 and 14,748,482
in 1993. The dilutive effect of stock options is not material for any of the three years.

Statement of Cash Flows. Cash paid for interest and income taxes for the years presented was as follows (Dollars in thousands):

                                Year ended December 31,


  1995
  1994
  1993




Interest paid

Income taxes paid
Non-cash transfers from loans receivable to real
  estate acquired in settlement of loans
$122,385

$  21,091

$   8,842
$ 87,190

$ 22,938

$    (132)
$ 85,974

$ 15,622

$  5,957


New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of." This Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment, identifiable intangible assets and goodwill related to those assets. An impairment loss is recorded when the undiscounted cashflows from the use and eventual disposal of the asset is less than the carrying value of the asset.
The Corporation does not believe that the adoption of this Statement will have a material impact on its financial position or results of operations. The Corporation plans to adopt this Statement effective January 1,1996.

In May 1995, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Mortgage Servicing Rights." This Statement, among other items, will require the Corporation to capitalize the fair value of mortgage servicing rights for loans originated at the time a loan is sold with the servicing retained by the seller. The Corporation does not believe that the adoption of this Statement will have a material impact on its financial position or results of operations. The Corporation plans to adopt this Statement effective January 1, 1996.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." This Statement gives the Corporation the option of either 1) continuing to account for stock options and other forms of stock compensation under the current accounting rules (APB No. 25, "Accounting for Stock Issued to Employees") while providing the disclosures required under SFAS 123 or 2) adopting SFAS 123 accounting for all stock compensation arrangements. The Corporation plans to continue to account for stock options under the current accounting rules and provide the additional disclosures as of January 1, 1996. The Corporation does not believe that the adoption of this Statement will have a material impact on its financial condition or results of operations.

Note 2
Investment Securities

On January 1, 1994, the Corporation adopted SFAS 115 related to accounting for investments in debt and equity securities. The adoption of SFAS 115 resulted in an increase in stockholders' equity of $603 thousand for the unrealized gain, net of income taxes, of securities classified as available for sale at January 1, 1994. At December 31, 1995 and 1994, the securities available for sale portfolio was marked to fair value resulting in a net unrealized gain/(loss) of approximately $3.4 million and $(4.5) million, respectively, which was included in stockholders' equity at $2.2 million and $(2.8) million on an after-tax basis.

Securities at December 31 are summarized as follows:

      1995                       1994


Amortized
     Cost
 Gross
Unrealized
    Gains
    Gross
Unrealized
   Losses
Estimated
  Fair
  Value

Amortized
     Cost
   Gross
Unrealized
    Gains
   Gross
Unrealized
   Losses
Estimated
   Fair
   Value



Available for Sale:
                                    (Dollars in thousands)

  U.S. Treasury and government agencies
   Mortgage-backed securities
   Other

Held to Maturity:

   U.S. Treasury and government agencies
   State and municipal securities
   Mortgage-backed securities
   Other

$   158,551
301,803
        8,260
   $   468,614


$   210,686
28,493
759,423
      21,106
$1,019,708
$   560
2,919
       -
$3,479


$   821
1,349
2,581
      71
$4,822
$     (25)
(79)
          -
$    (104)


$ (1,274)
-
(3,644)
       (12)
$(4,930)
$   159,086
304,643
      8,260
$   471,989


$   210,233
29,842
758,360
    21,165
$1,019,600
$     97,048
138,463
        1,126
$   236,637


 $   251,257
32,799
889,815
      21,348
$1,195,219
$    1
10
      -
$  11


$  11
662
134
      -
$807
$  (1,206)
(3,292)
            -
$  (4,498)


$(14,219)
(22)
(49,667)
        (36)
$(63,944)
$     95,843
135,181
        1,126
$   232,150


$   237,049
33,439
840,282
      21,312
$1,132,082


Mortgage-backed securities are all issued and guaranteed by various government agencies and are composed of pass-through certificates representing interests in pools of fixed and variable interest rate single family mortgage loans originated for terms of 15 or 30 years. However, very few of these loans have historically remained outstanding for their entire term and management anticipates similar repayments will occur in the future. Generally scheduled payments gradually reduce the outstanding balance until the underlying property is sold and the loan paid off.

At December 31, 1995, obligations of state and political subdivisions and other corporate obligations had the following ratings, according to Standard and Poor's and/or Moody's Investors Service: 9.3% are triple A or double A; 40.3% are single A and 50.4% are below A or not rated. In the opinion of management, there was no investment in securities at either December 31, 1995 or 1994 which would constitute a material credit risk for the Corporation. All of these securities trade in liquid markets with the exception of not rated local municipalities which represented less than 1.0% of investment securities.

At December 31, 1995 and 1994, securities with a carrying value of $380,462,659 and $376,799,000, respectively, were pledged primarily for securities sold under agreements to repurchase and for public deposits, as required or permitted by law. Securities available for sale with a carrying value of $15,508,475 were sold in 1995 for $15,641,906, resulting in a net gain of $133,431. There were no sales of investment securities in 1994 or 1993.

The contractual maturities of securities at December 31, 1995 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Included in the due after five and ten year categories are mortgage-backed securities which were purchased with initital expected maturities of one to six years.



               Available for Sale               Held to Maturity



                                  Amortized
                                    Cost
                                  Estimated
                                    Fair
                                    Value

                                  Amortized
                                    Cost
                                  Estimated
                                    Fair
                                   Value


                                                     (Dollars in thousands)




                          Due in one year or less
                    Due after one year through five years
                   Due after five years through ten years
                             Due after ten years

                              Equity securities

                                                                    $ 107,105
                                                                       51,446
                                                                           -
                                                                      301,803
                                                                      460,354
                                                                        8,260
                                                                    $ 468,614
                                                                    $ 107,318
                                                                       51,768
                                                                            -
                                                                      304,643
                                                                      463,729
                                                                        8,260
                                                                    $ 471,989

                                                                  $    74,613
                                                                      214,978
                                                                      246,970
                                                                      483,147
                                                                    1,019,708
                                                                            -
                                                                   $1,019,708
                                                                  $    75,442
                                                                      214,380
                                                                      247,213
                                                                      482,565
                                                                    1,019,600
                                                                            -
                                                                   $1,019,600


      Note 3
                                         Loans and Allowance for Loan Losses

                              Loans at December 31 are summarized as follows:










                                                                       1995
                                                                       1994

                                           (Dollars in thousands)



                                                                     Consumer
                                                       Real estate - mortgage
                              Real estate - construction and land development
                                              Commercial, financial and other
                                                              Lease financing

                                                        Less: Unearned income
                                                    Allowance for loan losses
                                               Net loan and lease receivables
                                                                  $   741,256
                                                                      959,535
                                                                      144,234
                                                                      380,807
                                                                        5,899
                                                                    2,231,731
                                                                        5,332
                                                                       34,145
                                                                   $2,192,254
                                                                  $   660,977
    815,234
    121,982
    360,401
      7,173
  1,965,767
12,556
                                                                       32,249
 $1,920,962

In 1995, consumer loans included $635.5 million (28.5% of total loans) of automobile loans purchased from automobile dealers. To the extent that automobile manufacturers slow production or there is a slowdown in consumer auto purchases, operating results could be adversely affected.

Real estate mortgage loans at December 31, 1995 included $248.3 million (11.0% of total loans) of owner-occupied commercial mortgages. These loans carry greater risk than residential mortgages and contribute a higher percentage of the Corporation's operating results.

Commercial, financial and other loans at December 31, 1995 included $103.8 million (4.7% of total loans) of floor plan loans to automobile dealers. These loans fund the automobile inventory of the dealership. The Corporation's operating results could be adversely affected by a slowdown in automobile sales.

Approximately 95% of the Corporation's loans were made to customers in the Washington metropolitan market. Therefore, the Corporation's operating results are related to the overall economic activity in this geographic market.

Loans, net of amounts charged-off, on which the accrual of interest has been discontinued are summarized below:

                             Year ended December 31,


                                                                       1995
                                                                       1994
                                                                       1993

                             (Dollars in thousands)



                                                             Nonaccrual loans
                                       Gross interest income which would have
                                            been recorded on nonaccrual loans
                                               Interest income on these loans
                                                  actually included in income
                                                                     $ 14,278

                                                                    $   1,094

                                                                   $       75
                                                                    $  19,081

                                                                    $   1,481

                                                                   $      163
                                                                    $  23,129

                                                                    $   1,430

                                                                   $      319

At December 31, 1995 the Corporation had no significant outstanding commitments to lend additional funds to borrowers on nonaccrual loans.

          Activity in the Allowance for Loan Losses is summarized as follows:

                                        Year ended December 31,



                                                                       1995
                                                                       1994
                                                                       1993

                          (Dollars in thousands)



                                                    Balance, begining of year
                                                            Loans charged-off
                                              Recoveries on loans charged-off
                                                   Provision for loans losses
                                                         Balance, end of year
                                                                    $ 32,249
                                                                      (6,083)
                                                                       1,284
                                                                       6,695
                                                                    $ 34,145
                                                                    $ 29,099
                                                                      (6,247)
                                                                       3,230
                                                                       6,167
                                                                    $ 32,249
                                                                    $ 24,058
                                                                     (10,130)
                                                                       3,706
                                                                      11,465
                                                                    $ 29,099

It is the policy of the Corporation to review and evaluate each individual loan request to determine an appropriate level of security or collateral to obtain prior to making the loan. The type of collateral will vary based on the specific request and may range from liquid assets to real estate. The Corporation protects its access to collateral, in the event of a default by the borrower, by complying with all state lending laws and adhering to sound lending practices and credit monitoring procedures. The Corporation closely monitors its nonperforming assets and routinely reviews the loan portfolio for concentrations based on loan purpose, industry and collateral type.

Loans that became impaired after January 1, 1995 averaged $2.2 million. A specific allowance of $300,000 for impaired loans has been set aside for these loans, as management's best estimate of their fair value is less than the recorded investment in the loans. During 1995, there were no charges to operations, direct write-downs charged against an impaired loan allowance, or previously charged-off amounts to recover. The amounts the Corporation will ultimately realize on these impaired loans could differ from these estimates in the near term.

Real estate acquired in settlement of loans included in other assets amounted to $21.4 million, $18.0 million and $26.0 million on December 31, 1995, 1994 and 1993, respectively, which is net of reserves of $6.1 million, $6.3 million and $3.9 million. Expenses related to real estate acquired in settlement of loans are included in other expenses, net of any gains recognized on the sale of such properties. These expenses totalled $1.0 million, $3.6 million and $2.9 million in 1995, 1994 and 1993, respectively.

The subsidiary banks, in the normal course of banking business, have granted loans and extended letters of credit to certain directors and executive officers, as well as to companies and individuals affiliated with those officers and directors. In the opinion of management, these loans are consistent with banking practices, are made on terms similar to comparable transactions with unrelated parties, are within regulatory lending limitations, and do not involve more than normal risk of collectibility. The aggregate amount of loans was $66.5 million and $72.1 million at December 31, 1995 and 1994, respectively. During 1995, $15.2 million in new loans were made, and repayments totaled $20.8 million.

Loans held for sale at December 31, along with activity during the period, are summarized as follows:

                                                                       1995
                                                                       1994

                                           (Dollars in thousands)



                                                  Balance, beginning of year
                                                       Originations/purchases
                                                              Sales/transfers
                                                         Balance, end of year
                                                                 $     5,462
                                                                     114,791
                                                                    (100,188)
                                                                  $   20,065
                                                                $         -
                                                                      63,421
                                                                     (57,959)
                                                                   $   5,462

          Note 4
                                    Premises, Equipment and Lease Commitments
                             Premises and equipment is summarized as follows:
                                            December 31,

                                                                       1995
                                                                       1994


                                              (Dollars in thousands)



                                         Buildings and leasehold improvements
                                                                    Equipment
                                                                         Land

                                    Accumulated depreciation and amortization
                                                   Net premises and equipment
                                                                    $ 61,225
                                                                      36,739
                                                                       6,273
                                                                     104,237
                                                                     (48,740)
                                                                    $ 55,497
                                                                   $  60,546
                                                                      35,550
                                                                       6,503
                                                                     102,599
                                                                     (44,727)
                                                                    $ 57,872

The banking subsidiaries conduct a major part of their operation from leased facilities. At December 31, 1995, the minimum future noncancellable operating leases aggregated to $31.5 million, and for the next five years were $5.5 million, $5.0 million, $4.4 million, $3.6 million, $2.8 million and $10.2 million thereafter.

The net rental expense charged to operating expenses in 1995, 1994 and 1993 was approximately $6.3 million, $6.9 million and $6.5 million, respectively. Certain leases have various renewal options and require increased rentals under cost of living escalation clauses.

                         Note 5
                                                        Short-Term Borrowings

Short-term borrowings with maturities of less than one year are summarized as follows:
                Year ended December 31,


             1995
            1994
            1993



Amount
Rate
Amount
Rate
Amount
Rate


                                         (Dollars in thousands)




Average for the year:
  Securities sold under agreement to repurchase
  Federal funds purchased

                                                                    $ 268,450
                                                                      297,929

                                                                        5.49%
                                                                      5.97

                                                                   $  203,785
                                                                      116,488

                                                                        4.05%
                                                                      4.95

                                                                   $  119,967
                                                                        1,719

                                                                        2.74%
                                                                      3.13


                                                                 At year-end:
                                Securities sold under agreement to repurchase
                                                    Federal funds purchased
                                                             Commercial paper
                                                                        Total

                                                                    $ 260,987
                                                                      360,000
                                                                       23,196
                                                                    $ 644,183

                                                                        5.06%
                                                                      5.81
                                                                      5.06
                                                                        5.48%

                                                                   $  268,829
                                                                      310,000
                                                                        9,466
                                                                    $ 588,295

                                                                        5.30%
                                                                      6.29
                                                                      4.96
                                                                        5.82%

                                                                    $ 119,152
                                                                        -
                                                                        4,013
                                                                    $ 123,165

                                                                        2.61%
                                                                         -
                                                                      2.72
                                                                        2.61%


                                                   Maximum month-end balance:
                                Securities sold under agreement to repurchase
                                                      Federal funds purchased

                                                                    $ 313,995
                                                                      405,000


                                                                    $ 280,862
                                                                      340,000


                                                                     $162,802
                                                                           -


                           Note 6
                                                       Employee Benefit Plans

The Corporation has a noncontributory defined benefit pension plan, a deferred compensation plan and a postretirement medical benefits plan covering substantially all of its employees meeting age and length-of-service requirements. The Corporation's policy is to fund not less than the minimum funding amount required by the Employee Retirement Income Security Act (ERISA).

The following sets forth the funded status of the pension plan amounts as of December 31:


                                                                       1995
                                                                       1994



                                                     (Dollars in thousands)




                   Actuarial present value of accumulated benefit obligation:
                                                                       Vested
                                                                   Nonvested
                                                                        Total

                   Projected benefit obligation for services rendered to date
Plan assets at fair value, primarily listed stocks, fixed income securities and mutual funds (including 56,092 shares of Citizens common stock)
                        Plan assets in excess of projected benefit obligation
              Unrecognized net asset from transition, amortized over 15 years
                                              Unrecognized prior service cost
                                                        Unrecognized net loss
                             Prepaid pension costs included in other assets

                                                                     $15,047
                                                                         394
                                                                     $15,441

                                                                     $19,372

                                                                      20,862
                                                                       1,490
                                                                        (957)
                                                                        (174)
                                                                       4,010
                                                                     $ 4,369

                                                                     $12,876
                                                                         575
                                                                     $13,451

                                                                     $16,390

                                                                      16,817
                                                                         427
                                                                      (1,148)
                                                                        (196)
                                                                       4,243
                                                                     $ 3,326



                         Net periodic pension expense includes the following:


                                            Year ended December 31,



                                                                        1995
                                                                        1994
                                                                        1993

                                              (Dollars in thousands)



                               Service cost benefits earned during the period
                            Interest cost on the projected benefit obligation
                                                 Actual return on plan assets
                                                Net amortization and deferral
                                                Net periodic pension expense
                                                                      $  751
                                                                       1,233
                                                                      (3,065)
                                                                       1,753
                                                                      $  673
                                                                      $  701
                                                                       1,123
                                                                         148
                                                                      (1,607)
                                                                      $  365
                                                                      $  648
                                                                       1,038
                                                                      (1,147)
                                                                        (182)
                                                                      $  357

The rates used in determining the actuarial present value of the projected benefit obligation were as follows:


                                                                        1995
                                                                        1994
                                                                        1993




                                                               Discount rates
                                     Rates of increase in compensation levels
                            Expected long-term rates of return on plan assets
                                                                         7.0%
                                                                         5.0%
                                                                         8.0%
                                                                         7.5%
                                                                         5.0%
                                                                         8.0%
                                                                         7.5%
                                                                         5.0%
                                                                         8.0%

Effective January 1, 1994, the plan changed the definition of compensation and limited the amount of compensation used to determine benefits to $150,000 per year. These changes increased the net periodic cost and decreased the funded status.

The Corporation has a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code. The Corporation matches a portion of the contribution made by the participant to the plan, based on a percent of the participant's annual compensation. The Corporation's matching contribution to the compensation plan aggregated $628,000, $794,000 and $743,000 in 1995, 1994 and 1993, respectively.

The Corporation and its subsidiaries provide certain health care benefits for retired employees. Substantially all of the employees may become eligible for these benefits if they reach early retirement age while employed by the Corporation and they have the required number of years of service. The Corporation made benefit payments totaling $186,000, $124,000 and $143,000 in 1995, 1994 and 1993 respectively. The plan is not funded and the following table sets forth the plan's status, reconciled with amounts recognized in the Consolidated Statement of Financial
Condition at December 31:


                                                                       1995
                                                                       1994

                                       (Dollars in thousands)



                               Accumulated postretirement benefit obligation:
                                                                     Retirees
                                      Fully eligible active plan participants
                                               Other active plan participants
                                Accumulated postretirement benefit obligation
                                                     in excess of plan assets
                                                 Unrecognized net loss (gain)
                                           Unrecognized transition obligation
                                          Accrued postretirement benefit cost

                                                                     $(2,564)
                                                                        (696)
                                                                      (1,098)

                                                                      (4,358)
                                                                         482
                                                                       2,564
                                                                     $(1,312)

                                                                     $(1,992)
                                                                        (439)
                                                                        (585)

                                                                      (3,016)
                                                                        (501)
                                                                       2,715
                                                                     $  (802)


       Net periodic postretirement benefit includes the following components:
                                                                Service cost
               Interest cost on accumulated postretirement benefit obligation
                                                Net amortization and deferral
                                     Net periodic postretirement benefit cost

                                                                   $     244
                                                                         291
                                                                         160
                                                                   $     695

                                                                    $    182
                                                                         201
                                                                         134
                                                                    $    517

The assumed health care cost rate used in measuring the accumulated postretirement benefit obligation was 11.0% and 11.5% for 1995 and 1994, respectively, decreasing annually thereafter 1/2% per year until the ultimate trend rate of 6% is reached in 2005. The weighted-average assumed discount rate in determining the accumulated postretirement benefit obligation was 7.5%. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1995 would be increased by $523,824 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by $83,252.

             Note 7
                                                         Stockholders' Equity

Stockholder Rights Plan. During May 1989, the stockholders of the Corporation approved a Stockholder Rights Plan (the Plan), which provides protection to the stockholders in the event of an unsolicited attempt to acquire the Corporation. Under the terms of the Plan, each issued and outstanding share of common stock will receive a dividend of one Right. Each Right entitles the stockholder to purchase ten shares of common stock of the Corporation for an aggregate price of $25.

Stock Option Plans. The Corporation has reserved 850,000 shares of common stock in 1995 and 1994, for issuance under its stock option plans. Options to purchase shares of common stock are granted at a price equal to the fair market value of the stock at the date of grant and must be exercised within ten years. The following summarizes stock option transactions:


                                                                    Total
                                                                    Options
                                                                Options Price
                                                                 Per share




                                                 Outstanding, January 1, 1993
                                                                      Granted
                                                                    Exercised
                                                                    Forfeited
                                                 Outstanding, January 1, 1994
                                                                      Granted
                                                                    Exercised
                                                                    Forfeited
                                                 Outstanding, January 1, 1995
                                                                      Granted
                                                                    Exercised
                                                                    Forfeited
                                               Outstanding, December 31, 1995
                                               Exercisable, December 31, 1995
                                                                     365,000
                                                                     105,750
                                                                      (2,625)
                                                                      (1,000)
                                                                     467,125
                                                                      96,500
                                                                      (4,750)
                                                                      (2,125)
                                                                     556,750
                                                                      79,000
                                                                      (4,188)
                                                                      (2,062)
                                                                     629,500
                                                                     498,005
                                                             $14.25 to $27.00
                                                         $22.38
                                                             $14.80 to $26.75

                                                             $14.25 to $27.00
                                                         $26.75
                                                             $14.80 to $26.75
                                                             $18.88 to $26.75
                                                             $14.25 to $27.00
                                                             $26.50 to $29.75
                                                             $18.88 to $26.75
                                                             $20.00 to $26.75
                                                             $14.25 to $29.75
                                                             $14.25 to $29.75



                              Note 8
                                                                 Income Taxes

                     The provision for income taxes is summarized as follows:
                                         Year ended December 31,

                                                                      1995
                                                                      1994
                                                                      1993



                               (Dollars in thousands)




Current:
  Federal
  State
        Total current

                                                                    $ 19,424
                                                                       2,829
                                                                      22,253

                                                                    $ 19,405
                                                                       3,041
                                                                      22,446

                                                                    $ 15,015
                                                                       2,264
                                                                      17,279


                                                                    Deferred:
                                                                      Federal
  State
         Total deferred
         Total tax expense

                                                                        (219)
                                                                         (19)
                                                                        (238)
                                                                    $ 22,015

                                                                      (3,128)
                                                                        (671)
                                                                      (3,799)
                                                                    $ 18,647

                                                                      (2,672)
                                                                        (591)
                                                                      (3,263)
                                                                    $ 14,016



The following reconciles the federal statutory income tax rate of 35% to the consolidated effective income tax rate:


                                           Year ended December 31,



                                                                          1995
 1994
 1993

                                           (Dollars in thousands)



Tax expense at statutory rate
Increase (decrease) resulting from:
  State income taxes, net of federal income tax effect
  Non-taxable earnings
  Dividends
  Intangible assets
  Change in enacted tax rate
  Other

Effective tax rate
$ 20,336

1,839
(596)
-
432
-
          4
$ 22,015
     37.9%
$17,390

1,541
(733)
-
411
-
       38
                                                                   $18,647
                                                                        37.5%
                                                                  $ 14,296

                                                                     1,099
                                                                    (1,095)
                                                                      (251)
                                                                       390
                                                                      (204)
                                                                      (219)
                                                                  $ 14,016
                                                                        34.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of items comprising the Corporation's deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                      Year ended December 31,

  1995
    1994


          (Dollars in thousands)




Deferred tax assets:
   Loan loss provision
   Deferred fees
   OREO provision
   Employee benefits
   Other
Gross deferred tax assets
Deferred tax liabilities:
   Depreciation
   Leases
   Retirement plan
   Investment valuation allowance
Gross deferred tax liabilities
Net deferred tax asset

$ 12,500
223
2,389
2,331
    1,024
  18,647

(1,014)
(585)
(1,709)
   (1,208)
   (4,516)
$ 13,951

$ 11,765
668
2,482
2,038
       989
  17,942

(1,046)
(678)
(1,297)
    1,649
   (1,372)
$ 16,570


Note 9
Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk.

Financial instruments whose contract or notional amounts represent credit risk are as follows (dollars in thousands):

Commitments to extend credit
Standby letters of credit and financial guarantees written
$ 398,755
18,717


Note 10
Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For financial instruments not described below, generally short-term financial instruments, including borrowing positions and deposits with no maturities, carrying amounts approximate fair value. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities, or have an average maturity of less than 30 days and carry interest rates which approximate fair value.


               December 31,



                   1995
                   1994

                                     (Dollars in thousands)


Carrying
Amount
Estimated Fair
Value
Carrying
Amount
Estimated Fair
Value




Financial Assets:
   Securities available for sale
   Securities held to maturity
   Loans and lease receivables, net
Financial liabilities:
   Time certificates

$  471,989
1,019,708
2,192,254

1,081,572

$  471,989
1,019,600
2,218,619

1,085,128

 $  232,150
1,195,219
1,920,962

645,605

$  232,150
1,132,082
1,901,345

638,454

The fair value of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans, time deposits and other financial instruments is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments. No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are no known credit concerns. Management segregates loans into appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the performing loan portfolios for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans was adjusted for risk factors utilizing management's best estimates regarding potential foreclosure and subsequent sale of collateral and the borrower's plan for the continuance of principal and interest payments. Loan commitments are conditional and subject to market pricing and therefore do not reflect a gain or loss of market value. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.


Note 11
Requirements and Contingencies

The Corporation's banking subsidiaries are subject to Federal and State statutes which prohibit or restrict certain activities, including the transfer of funds to the parent company. There are restrictions on loans from the subsidiary banks to the parent company and the subsidiary banks are limited as to the amount of cash dividends which they can pay. The amount available for payment of dividends in 1996 to the Corporation by its banks will be the banks' net profits of 1996 plus the total available to dividend at December 31, 1995 of approximately $124.5 million.

The Corporation's banking subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. During 1995 the average amount of these required reserves was $40.9 million.

In the normal course of business there are various commitments, legal proceedings and contingencies which are not reflected in the accompanying consolidated financial statements. Management believes, based on the opinion of counsel, that the actions and liability or loss, if any, resulting from the final outcome of these proceedings, will not be material in the aggregate.

Federal bank regulatory agencies set and monitor capital requirements applicable to banking institutions. The capital framework defines elements of capital and provides a system for relating capital to banking risk. As of December 31, 1995, 1994 and 1993, each of the Corporation's banking subsidiaries exceeded all applicable capital requirements and were considered to be well-capitalized.


Note 12
Parent Corporation Financial Statements

Condensed financial statements of Citizens Bancorp (parent corporation only) are as follows:

 Condensed Statements of Financial Condition
                                         December 31,

  1995
                                    1994



                                   (Dollars in thousands)




                                   Assets
                 Cash in demand deposit with bank subsidiaries
             Interest-bearing bank balances with bank subsidiaries
                         Securities available for sale
                          Investment in subsidiaries
                                 Other assets
                                    Total assets

                                                                   $    1,632
                                                                       23,196
                                                                          999
                                                                      331,287
                                                                          350
                                                                    $ 357,464

                                                                   $    5,123
                                                                        9,465
                                                                        2,488
                                                                      298,665
                                                                          180
                                                                    $ 315,921














                                         Liabilities and Stockholders' Equity




                                                                  Liabilities
                                              Parent company commercial paper
                                                            Other liabilities
                                                            Total liabilities
                                                         Stockholders' equity
                                                                 Common stock
                                                              Capital surplus
                                                            Retained earnings
                                                   Total stockholders' equity
                                   Total liabilities and stockholders' equity

                                                                   $   23,196
                                                                           77
                                                                       23,273

                                                                       37,642
                                                                      120,185
                                                                      176,364
                                                                      334,191
                                                                    $ 357,464

                                                                    $   9,465
                                                                           77
                                                                        9,542

                                                                       37,330
                                                                      116,939
                                                                      152,110
                                                                      306,379
                                                                    $ 315,921






                                  Condensed Statements of Income
                               Year ended December 31,

                                                                       1995
                                                                       1994
                                                                       1993



                                                     (Dollars in thousands)




                                                                       Income
                                 Dividends received from banking subsidiaries
                                                              Interest income
                                                                 Total income
                                                                      Expense
                                        Interest on short-term borrowed funds
                                                               Other expenses
                                                               Total expenses
       Income before taxes and equity in undistributed income of subsidiaries
                                                          Income tax benefit
                 Income before equity in undistributed income of subsidiaries
                               Equity in undistributed income of subsidiaries

                                                                    $ 16,295
                                                                         933
                                                                      17,228

                                                                         809
                                                                         673
                                                                       1,482
                                                                      15,746
                                                                        (192)
                                                                      15,938
                                                                      20,152

                                                                   $  15,922
                                                                         394
                                                                      16,316

                                                                         194
                                                                         640
                                                                         834
                                                                      15,482
                                                                        (154)
                                                                      15,636
                                                                      15,404

                                                                   $  15,920
                                                                         227
                                                                      16,147

                                                                          94
                                                                         504
                                                                         598
                                                                      15,549
                                                                        (130)
                                                                      15,679
                                                                      11,151


                                                                   Net income
                                                                    $ 36,090
                                                                    $ 31,040
                                                                    $ 26,830




                                           Condensed Statements of Cash Flows
                             Year ended December 31,

                                                                       1995
                                                                       1994
                                                                       1993



                                                     (Dollars in thousands)




                                                         Operating Activities
                                                                   Net income
                              Adjustments to reconcile net income to net cash
                                            provided by operating activities:
                               Equity in undistributed income of subsidiaries
                                                                        Other
                                    Net cash provided by operating activities

                                                         Investing Activities
                                   Purchases of securities available for sale
                    Proceeds from maturities of securities available for sale
                                             Capital investment in subsidiary
                                                       Purchases of equipment
      Net decrease (increase) in securities purchased under resale agreements
                          Net cash (used in) provided by investing activities

                                                         Financing Activities
                                          Cash dividends paid on common stock
                                                         Sale of common stock
                                        Net increase in short-term borrowings
                          Net cash provided by (used in) financing activities

                         Net Increase (Decrease) in Cash and Cash Equivalents
                                 Cash and cash equivalents, beginning of year
                                       Cash and cash equivalents, end of year

                                                                    $ 36,090


                                                                     (20,152)
                                                                        (131)
                                                                      15,807


                                                                        (995)
                                                                       2,500
                                                                      (7,500)
                                                                         (36)
                                                                          -
                                                                      (6,031)


                                                                     (16,825)
                                                                       3,558
                                                                      13,731
                                                                         464

                                                                      10,240
                                                                      14,588
                                                                    $ 24,828


                                                                   $  31,040


                                                                     (15,404)
                                                                         143
                                                                      15,779


                                                                      (4,476)
                                                                       5,500
                                                                      (1,000)
                                                                         (11)
                                                                       5,800
                                                                       5,813


                                                                     (16,072)
                                                                       3,573
                                                                       5,452
                                                                      (7,047)

                                                                      14,545
                                                                          43
                                                                    $ 14,588

                                                                    $ 26,830


                                                                     (11,151)
                                                                       3,879
                                                                      19,558


                                                                      (3,469)
                                                                         500
                                                                      (2,000)
                                                                        (150)
                                                                      (2,800)
                                                                      (7,919)


                                                                     (15,940)
                                                                       3,447
                                                                         842
                                                                     (11,651)

                                                                         (12)
                                                                          55
                                                                  $       43

Management's Report on Responsibility for Financial Reporting


                                                         Financial Statements

The Management of Citizens Bancorp ("the Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by Management.

Internal Control

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (Call Report instructions). The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

Management assessed Citizens Bank of Maryland's ("the Bank", a wholly owned subsidiary of the Corporation), internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting as described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that the Bank maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions, as of December 31, 1995.

The Audit Committee of the Board of Directors of Citizens Bancorp is comprised entirely of outside directors who are independent of the Corporation's Management. The Committee meets periodically with Management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Corporation. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of Management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed the Bank's compliance with these designated safety and soundness laws and regulations, and has maintained records of its determination and assessments as required by the FDIC. Based on this assessment, Management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1995.


/S/ ALFRED H SMITH, JR.    /S/ JEFFREY R. SPRINGER   /S/ KAYE A. SIMMONS
   (Alfred H. Smith, Jr.)     (Jeffrey R. Springer)     (Kaye A. Simmons)
    Chairman of the Board         President              Treasurer

Independent Auditors' Report


Board of Directors and Stockholders
Citizens Bancorp
Laurel, Maryland


We have audited the accompanying consolidated statements of financial condition of Citizens Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Citizens Bancorp and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 1993, the Corporation changed its method of accounting for postretirement benefits and income taxes and, effective January 1, 1994, changed its method of accounting for investment securities.


Deloitte & Touche LLP

Washington, D.C.
January 19, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained on pages 3, 4, and 5 of Citizens Bancorp's Proxy Statement dated April 5, 1996, with respect to directors and executive officers of the Corporation, is incorporated by reference in response to this item.

Item 11.  Executive Compensation

The information contained on pages 7 through 12 of Citizens Bancorp's Proxy Statement dated April 5, 1996, with respect to executive compensation and transactions, is incorporated by reference in response to this item. See item 14 regarding attachments for agreements and understandings relating to compensation and termination for executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained on pages 2 through 5 of Citizens Bancorp's Proxy Statement dated April 5, 1996, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained on page 13 of Citizens Bancorp's Proxy Statement dated April 5, 1996, with respect to certain relationships and related transactions, is incorporated by reference in response to this item.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements: See Item 8
     2.  Financial Statement Schedules: None.
     3.  Exhibits:
    (3.1) Articles of Incorporation and By Laws. (Incorporated by reference to Exhibit 3 of the Corporation's 1982 Form 10-K)
     (10) Material contracts. (Incorporated by reference to Exhibit 3, Agreements and Understandings relating to Executive Compensation and Termination to the Corporation's 1993 Form 10-K)
           (21)     Subsidiaries of the Registrant

Name

Citizens Bank of Maryland
Citizens Bank of Washington, N.A.
Citizens Bank of Virginia
Citizens Bank Mortgage Company, Inc.
Citizens Brokerage Services, Inc.
Citizens Insurance Services, Inc.
State of Incorporation

Maryland
Washington, D.C.
Virginia
Maryland
Maryland
Maryland


(b)   Reports on Form 8-K
       None

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities and exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS BANCORP

By:  /S/ ALFRED H. SMITH, JR.
     (Alfred H. Smith, Jr.)
     Chairman of the Board and CEO
     Date:  March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officers


By: /S/ ALFRED H. SMITH, JR.
    (Alfred H. Smith, Jr.)
    Chairman of the Board and CEO
    Date:  March 29, 1996


By: /S/ JAMES D. WARD
    (James D. Ward)
    Vice Chairman of the Board
    Date:  March 29, 1996


By: /S/ JEFFREY R. SPRINGER
    (Jeffrey R. Springer)
    President
    Date:  March 29, 1996


Principal Financial and Accounting Officer


By: /S/ KAYE A. SIMMONS
    (Kaye A. Simmons)
         Treasurer
    Date:  March 29, 1996

Signatures (Continued)

Entire Board of Directors

By:      /S/ ROBERT M. BEALL
         (Robert M. Beall)
         Director
         Date:  March 29, 1996


By: /S/ GORDON T. WELLS, II.
    (Gordon T. Wells, II)
         Director
    Date:  March 29, 1996


By:      /S/ FREEMAN A. HRABOWSKI, III.
         (Freeman A. Hrabowski, III)
    Director
         Date:  March 29, 1996


By:      /S/ FRED W. MAIER
         (Fred W. Maier)
         Director
         Date:  March 29,1996


By:      /S/ SUSAN O'MALLEY
    (Susan O'Malley)
         Director
         Date:  March 29, 1996


By:      /S/ ALFRED H. SMITH, JR.
         (Alfred H. Smith, Jr.)
         Director
         Date:  March 29, 1996


By:      /S/ HARRY R. SMITH
         (Harry R. Smith)
         Director
    Date:  March 29, 1996


By:      /S/ ALBERT W. TURNER
         (Albert W. Turner)
    Director
         Date:  March 29, 1996


By:      /S/ JAMES D. WARD
    (James D. Ward)
    Director
    Date:  March 29, 1996