Form 10-Q
period 1996-03-31
CITIZENS BANCORP /MD/
filed 1996-05-14
CIK 704054

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20949

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934




For The Quarter Ended March 31, 1996   Commission File No. 0-10680


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

     As of April 25, 1996, registrant has 15,129,431 shares of Common Stock issued.

                              INDEX

                CITIZENS BANCORP AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


     Consolidated Statements of Condition - March 31, 1996 and
December 31, 1995.

     Consolidated Statements of Income - Three months ended March
     31, 1996 and 1995.

     Consolidated Statements of Changes in Stockholders' Equity -
     Three months ended March 31, 1996 and 1995.

     Consolidated Statements of Cash Flows - Three months ended
     March 31, 1996 and 1995.

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

                      CITIZENS BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION
                (Dollars In Thousands, Except Per Share Data)
                                                   March 31,     Dec. 31,
                                                     1996          1995
Assets
Cash and Cash Equivalents . . . . . . . .         $  191,803    $  199,001
Federal Funds Sold and Securities
  Purchased under Resale Agreements . . .             11,000           -
Securities Available for Sale(at fair value,
  amortized cost of $537,860 and $468,614,
  respectively)                                      540,864       471,989
Securities Held to Maturity(at amortized cost,
  fair value of $957,252 and $1,019,600,
  respectively)                                      964,907     1,019,708

Loans and Leases, net of Unearned Income           2,255,712     2,226,399
  Less Allowance for Loan Losses. . . . .             35,110        34,145
    Net Loans and Leases . . . . . . . .           2,220,602     2,192,254

Premises and Equipment, Net . . . . . . .             55,707        55,497
Accrued Income and Other Assets . . . . .             68,822       101,238
     Total Assets . . . . . . . . . . . .         $4,053,705    $4,039,687

Liabilities

Deposits:
  Noninterest-bearing  . . . . . . . .            $  656,754    $  639,667
   Interest-bearing . . . . . . . . . .            2,471,631     2,407,188
     Total Deposits . . . . . . . . . .            3,128,385     3,046,855
Short-term Borrowings . . . . . . . . . .            566,101       644,183
Other Liabilities . . . . . . . . . . . .             18,876        14,458
     Total Liabilities  . . . . . . . .            3,713,362     3,705,496

Stockholders' Equity
Preferred Stock, $10.00 Par Value;
  2,500,000 Shares; Outstanding, None
Common Stock, $2.50 Par Value;
  125,000,000 Shares Authorized;
  15,095,228 Shares Issued (1996) and
  15,056,981 (1995)  . . . . . . . . . .              37,736       37,642
Capital Surplus . . . . . . . . . . . . .            121,165        120,185
Retained Earnings . . . . . . . . . . . .            181,442        176,364

     Total Stockholders' Equity . . . .              340,343       334,191
Total Liabilities and
         Stockholders' Equity      . . . . . .    $4,053,705    $4,039,687

PART I,  ITEM 1 (Continued)


                     CITIZENS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Data)
                                                    For Three Months
                                                     Ended March 31,
                                                    1996         1995
Interest Income
Interest and Fees on Loans
  and Leases                                      $45,067       $40,477
Interest and Dividends on Securities:
  Securities Available for Sale                     7,221         5,045
  Securities Held to Maturity                      14,474        16,882
Interest on Federal Funds Sold
  and Securities Purchased
  Under Resale Agreements                              53           -
      Total Interest Income                        66,815        62,404

Interest Expense
Interest on Deposits                               25,203        18,967
Interest on Short-term Borrowings                   7,596         9,216
     Total Interest Expense                        32,799        28,183


Net Interest Income                                34,016        34,221
  Provision for Loan Losses                        (1,930)       (1,720)

Net Interest Income After
  Provision for Loan Losses                        32,086        32,501

Other Income
Service Charges on Deposit Accounts                 5,107         4,859
Other Service Charges and Fees                      2,901         1,719
Insurance and Brokerage Fees                          706           569
Other                                               1,753         1,715
     Total Other Income                            10,467         8,862
Other Expenses
Compensation and Employee Benefits                 14,985        13,924
Occupancy and Equipment                             5,416         5,895
Other                                               6,839         7,826
     Total Other Expenses                          27,240        27,645

Income Before Income Taxes                         15,313        13,718
Income Taxes                                        5,624         5,116
Net Income                                        $ 9,689       $ 8,602

Per Share of Common Stock Net Income              $   .64       $   .58

PART I, Item 1 (Continued)

                                  CITIZENS BANCORP AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES
                                       IN STOCKHOLDERS' EQUITY
                            (Dollars In Thousands, Except Per Share Data)

                                      Common      Capital       Retained
                                      Stock       Surplus       Earnings      Total
Balance,
  December 31, 1994 . . . . . .    $ 37,330       $116,939      $152,110   $306,379
     Net Income . . . . . . . .                                    8,602      8,602
     Cash Dividends Paid on
       Common Stock . . . . . .                                   (4,202)    (4,202)
     Shares of Common Stock
       Sold . . . . . . . . . .          81            775                      856
     Net Change in Unrealized
       Gain on Securities
       Available for Sale                                          3,208      3,208
Balance,
     March 31, 1995                $ 37,411       $117,714      $159,718   $314,843

Balance,
  December 31, 1995. . . . . . .   $ 37,642       $120,185      $176,364   $334,191
     Net Income . . . . . . . .                                    9,689      9,689
     Cash Dividends Paid On
       Common Stock . . . . . .                                   (4,403)    (4,403)
     Shares of Common Stock
       Sold . . . . . . . . . .          94            980                    1,074
     Net Change in Unrealized
       Gain on Securities
       Available for Sale . .                                       (208)      (208)

Balance,
     March 31, 1996 . . . . .      $ 37,736       $121,165      $181,442   $340,343

 PART I, Item 1  (Continued)

                     CITIZENS BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Dollars In Thousands)
                                                      For Three Months
                                                       Ended March 31,
                                                      1996         1995
Cash Flows From Operating Activities
  Net Income . . . . . . . . . . . . . .          $    9,689    $   8,602
    Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
     Loans Originated for Sale  . . . .              (52,205)     (16,247)
     Loans sold . . . . . . . . . . . .               40,923       14,230
    Provision for Loan Losses  . . . .                 1,930        1,720
    Provision for Loss on Real Estate
        Acquired in Settlement of Loans                   62          276
    Depreciation and Amortization. . . .               1,837        2,061
    Amortization of Intangible Assets. .                 124          362
    Net Amortization Accretion of
        Premium/Discount on Securities .                 139          376
    Decrease in Accrued Interest
        Receivable and Other Assets . .               31,478          160
    Increase in Other Liabilities . . .                4,582        4,099
    Other . . . . . . . . . . . . . . .                  (26)        (463)
        Net Cash Provided by
          Operating Activities  . . . .           $   38,533   $   15,176

Cash Flows From Investing Activities
  Proceeds from Maturities and Sales of
    Investment Securities:
        Available for Sale . . . . . . .          $   87,486   $   50,138
        Held to Maturity . . . . . . . .              69,810       24,110
  Purchases of Investment Securities:
        Available for Sale . . . . . . .            (156,797)    (142,634)
        Held to Maturity . . . . . . . .             (15,084)     (20,957)
  Net Increase in Federal
        Funds Sold and Securities
        Purchased Under Resale Agreement             (11,000)         -
  Net Increase in Loans
        and Lease Receivables  . . . . .             (18,994)     (43,204)
  Purchases of Premises and Equipment                 (2,057)      (1,661)
  Proceeds from Sale of Real Estate
        Acquired in Settlement of Loans                1,140        4,185
  Development Costs of Real Estate
        Acquired in Settlement of Loans                 (388)        (807)
  Other                                                   34          776
        Net Cash Used in Investing Activities      $ (45,850)  $ (130,054)

PART I, Item 1 (Continued)
                                                     For Three Months
                                                      Ended March 31,
                                                    1996          1995

Cash Flows From Financing Activities
  Net Increase (Decrease) in
    Noninterest-bearing Deposits . . . .          $  17,087     $ (28,614)
  Net Increase in Interest-bearing
      Deposits . . . . . . . . . . . . .             64,443        96,931
  Net (Decrease) Increase in Short-term
    Borrowings . . . . . . . . . . . . .            (78,082)       29,865
  Sale of Common Stock . . . . . . . . .              1,074           856
  Cash Dividends Paid on Common Stock  .             (4,403)       (4,202)

          Net Cash Provided by Financing
            Activities . . . . . . . . .          $     119     $  94,836

Net Decrease in Cash and Cash
  Equivalents  . . . . . . . . . . . . .             (7,198)      (20,042)

Cash and Cash Equivalents, Beginning
  of Period  . . . . . . . . . . . . . .            199,001       215,114

Cash and Cash Equivalents, End of
  Period   . . . . . . . . . . . . . . .          $ 191,803     $ 195,072

                     CITIZENS BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 1996


NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited, consolidated, financial statements have been prepared by Citizens Bancorp in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments made to the unaudited interim financial statements were of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Citizens Bancorp and Subsidiaries' Form 10-K for the year ended December 31, 1995.


NOTE 2.  EARNINGS PER SHARE

     Earnings per share have been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares were 15,084,083 and 14,958,346 for the three months ended March 31, 1996 and 1995, respectively.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid during the three months ended March 31, 1996 and 1995 was approximately $34.3 million and $27.7 million, respectively. In addition, the Corporation paid income taxes of approximately $300 thousand and $4.7 million during the three months ended March 31, 1996 and 1995, respectively.

     In non-cash investing activities, the Corporation had no transfers from Loans Receivable to Real Estate Acquired in Settlement of Loans during the three months ended March 31, 1996. For the same period in 1995, $789 thousand was transferred from Loans Receivable to Real Estate Acquired in Settlement of Loans.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS


     Citizens Bancorp adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of,effective January 1, 1996. This Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment, identifiable intangible assets and goodwill related to those assets. An impairment loss is recorded when the undiscounted cashflows from the use and eventual disposal of the asset is less than the carrying value of the asset.

     Effective January 1, 1996 Citizens Bancorp also adopted SFAS 122, Accounting for Mortgage Servicing Rights. This Statement, among other items, will require the Corporation to capitalize the fair value of mortgage servicing rights for loans originated at the time a loan is sold with the servicing retained by the seller.

     In addition, Citizens Bancorp adopted SFAS 123, Accounting for Stock-Based Compensation, effective January 1, 1996. This Statement gives the Corporation the option of either 1) continuing to account for stock options and other forms of stock compensation under the current accounting rules (APB No. 25, Accounting for Stock Issued to Employees) while providing the disclosures required under SFAS 123 or 2) adopting SFAS 123 accounting for all stock compensation arrangements. The Corporation continues to account for stock options under the current accounting rules.

     The adoption of these Statements did not have a material impact on the Corporation's financial condition or results of operations for the three months ended March 31, 1996.

PART I, Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                     CITIZENS BANCORP AND SUBSIDIARIES

               (Dollars In Thousands, Except Per Share Data)

Selected financial information for Citizens Bancorp and Subsidiaries is listed below:

                                             Three Months   Three Months
                                               Ended           Ended
                                              March 31,       March 31,
                                                1996           1995

Condensed Income Statement
Interest Income . . . . . . . . . .          $   66,815     $   62,404
Interest Expense  . . . . . . . . .              32,799         28,183
Net Interest Income . . . . . . . .              34,016         34,221
Provision for Loan Losses . . . . .               1,930          1,720
Other Income  . . . . . . . . . . .              10,467          8,862
Other Expenses  . . . . . . . . . .              27,240         27,645
Income before Income Tax . . . . .               15,313         13,718
Applicable Income Taxes . . . . . .               5,624          5,116
Net Income  . . . . . . . . . . . .               9,689          8,602

Per Share of Common Stock
Net Income  . . . . . . . . . . . .          $      .64     $      .58
Dividends Paid  . . . . . . . . . .                 .29            .28
Book Value  . . . . . . . . . . . .               22.55          21.04

Other Information
Total Average Assets  . . . . . . .          $3,964,926     $3,713,828
Total Assets  . . . . . . . . . . .           4,053,705      3,800,728
Total Average
  Stockholders' Equity . . . . . .              337,926        311,099

Ratios
Interest Margin . . . . . . . . . .                3.71%          4.04%
Loans to Deposits . . . . . . . . .               73.54          71.40
Capital to Assets . . . . . . . . .                8.52           8.38
Return on Equity  . . . . . . . . .               11.53          11.22
Return on Assets  . . . . . . . . .                 .98            .94
Loans to Assets . . . . . . . . . .               56.18          52.74
Dividends Paid to
  Net Income  . . . . . . . . . . .               45.17          48.85
Allowance for Loan
  Losses to Loans  . . . . . . . .                 1.56           1.65

Results of Operations

     Net income for the three months ended March 31, 1996 increased $1.1 million or 13.0% from the corresponding period in 1995. Earnings per share for the three months totaled $.64 which was $.06 or 11.1% greater than the first three months of 1995.
The Corporation's returns on average equity were 11.53% and 11.22% for the three months ended March 31, 1996 and 1995, respectively. The Corporation's returns on average assets were
 .98% and .94% for the three months ended March 31, 1996 and 1995, respectively.

Net Interest Income

     Net interest income for the three months ended March 31, 1996 decreased $205 thousand or 0.6% from the corresponding period in 1995. This decrease resulted primarily from an additional $2.6 million in interest income which was realized from an increase in earnings assets, offset by a $2.8 million rise in interest expense due to increasing deposit costs.
Average earning assets increased due to an additional $268 million (13.7%) in average loans outstanding and a decrease of $12.3 million (0.8%) in average securities outstandings. Funding for the loan growth was obtained through a 53.4% growth in time certificate deposits.

     In the table below, net interest income is presented on a "taxable equivalent" basis. The income earned on tax-exempt assets, such as municipal securities, is adjusted for analytical purposes to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.







PART I, Item 2 (Continued)

CITIZENS BANCORP AND SUBSIDIARIES
QUARTERLY AVERAGE CONSOLIDATED STATEMENTS
OF CONDITION AND RATES
                              Three Months - 1996              Three Months - 1995
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate
                                 (Taxable Equivalent Basis, Dollars In Thousands)

ASSETS

Loans:
  Commercial . . . . .  $  379,387      $ 8,197    8.69%   $  354,455   $ 7,764     8.88%
  Real Estate  . . . .   1,103,991       23,311    8.49       956,920    21,372     9.06
  Consumer . . . . . .     743,920       13,559    7.33       647,434    11,341     7.10
    Total Loans  . . .   2,227,298       45,067    8.14     1,958,809    40,477     8.38

Securities:
  Available for Sale .     489,113        7,221    5.94       320,483     5,045     6.38
  Held to Maturity. . .    973,914       13,954    5.76     1,155,712    16,300     5.72
  Tax-exempt
    Held to Maturity .      28,235          800   11.40        31,677       895    11.46
Total Investment
    Securities . . . .   1,491,262       21,975    5.93     1,507,872    22,240     5.98

Fed Funds Sold &
 Securities Purchased
 Under Resale
 Agreements                   4,330          53    4.92          -          -         -
      Total Interest
      Earning Assets .   3,722,890      $67,095    7.25%    3,466,681   $62,717     7.34%

Cash . . . . . . . . .     157,372                            159,504
Allowance for Loan
  Losses . . . . . . .     (34,806)                           (32,722)
Other Assets . . . . .     119,470                            120,365
          Total Assets  $3,964,926                         $3,713,828

PART I, Item 2 (Continued)


                              Three Months - 1996               Three Months - 1995
                         Average                           Average
                         Balance      Interest     Rate    Balance      Interest     Rate
                                 (Taxable Equivalent Basis, Dollars In Thousands)
LIABILITIES AND
  STOCKHOLDERS' EQUITY


Deposits:
  Savings and Demand .  $  912,245     $ 6,082     2.68%   $  936,343   $ 6,272     2.72%
  Money Market . . . .     398,247       3,531     3.57       453,387     3,620     3.24
  Time Certificates  .   1,108,010      15,590     5.67       722,419     9,075     5.09
     Total  . . . . . .  2,418,502      25,203     4.19     2,112,149    18,967     3.64

  Short-term Borrowings    577,570       7,596     5.29       643,963     9,216     5.80

Total Interest-bearing
  Liabilities  . . . .   2,996,072      32,799     4.40     2,756,112    28,183     4.15

Noninterest-bearing
  Deposits . . . . . .     610,039                            631,292
Other Liabilities  . .      20,889                             15,325
Stockholders' Equity .     337,926                            311,099
Total Liabilities and
  Stockholders' Equity  $3,964,926                         $3,713,828
Net Interest Income  .                 $34,296                          $34,534
Net Interest Margin  .                             3.71%                           4.04%

Provision for Loan Losses and Allowance

     The provision for loan losses was $ 1.9 million for the three months ended March 31, 1996 compared to $1.7 million for the comparable 1995 period. Charge-offs and recoveries for each three month period are listed below.

                         1st Qtr      1st Qtr
                          1996         1995
                        (Dollars in Thousands)
Charge-offs:
  Real Estate-Mortgage   $  -         $ 883
  Commercial               985           71
  Consumer                 553          477
Total Charge-offs        1,538        1,431

Recoveries:
  Real Estate-Mortgage      10            1
  Commercial               258          309
  Consumer                 305          176
Total Recoveries           573          486
Net Charge-offs           $965         $945

     The allowance for loan losses was $35.1 million and $33.0 million at March 31, 1996 and 1995, respectively. The allowance approximates 1.56% and 1.65% of total loans outstanding at both March 31, 1996 and 1995, respectively. The allowance represents coverage of 249.1% and 181.3% of non-performing loans outstanding at March 31, 1996 and 1995, respectively. At March 31, 1996 and December 31, 1995 there was $14.1 million and $14.3 million in non-performing loans outstanding.

     At March 31, 1996 and December 31, 1995 there was $20.6 million and $21.4 million, respectively in real estate acquired in settlement of loans owned by the Corporation.

Non-Performing Assets

     Non-performing assets include nonaccrual and restructured loans, accruing loans past-due 90 days or more, and real estate acquired in settlement of loans. The table below reflects the distribution of non-performing assets.

                                      March 31,    December 31,
                                        1996           1995
                                      (Dollars in Thousands)
Commercial, Financial, and
  Agricultural                        $ 5,502      $  5,015
Real Estate - Construction              1,384         1,384
Real Estate - Mortgage                  7,036         7,421
Consumer                                  170           458
     Total Non-performing loans        14,092        14,278

Real Estate Acquired in Settlement
  of Loans                             20,586        21,399
     Total Non-performing Assets      $34,678      $ 35,677

Non-performing Loans to Total Loans       .62%          .64%
Non-performing Assets to Loans
  and Real Estate Acquired
  in Settlement of Loans                 1.51          1.59
Accruing Loans past Due 90 Days
  or More                             $ 1,704      $  5,303
Restructured Loans                     11,683        13,227

Other Income and Expense

     Other income for the three months ended March 31, 1996 increased $1.6 million or 18.0% from the comparable 1995 period. Included in the March 31, 1996 results was the accrual of $298 thousand in merchant discount income pertaining to the Corporation's credit card services. Also included were fees associated with official check outsourcing income of $118 thousand. Revenues from the mortgage bank subsidiary increased $770 thousand for the three months ended March 31, 1996 compared to the same period in 1995. This increase was attributable to lower interest rates in the first quarter of 1996 which stimulated the refinancing market volume.

     Other expenses decreased $405 thousand or 1.5% for the three months ended March 31, 1996 compared to the same period in 1995. Included in the March 31, 1996 results were compensation cost increases of $1.1 million as a result of normal merit increases and hiring of new staff. Net occupancy expenses were greater for the period ended March 31, 1995 compared to the same period in 1996, due to branch closings and reconfigurations. Also included was an increase in marketing expenses of $500 thousand and a decrease in FDIC premium assessments of $1.5 million for the period ended March 31, 1996 as compared to the same period in 1995.


Income Taxes

     Federal and state income taxes increased 9.9% for the three months ended March 31, 1996 when compared with 1995. This resulted primarily from higher levels of pre-tax income.

     The Corporation's effective income tax rates were 36.7% and 37.3% for the three months ended March 31, 1996 and 1995, respectively.


Financial Condition

     As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $38.5 million and $15.2 million for the three months ended March 31, 1996 and 1995, respectively.

     Purchases of investment securities and growth in loans outstanding were the Corporation's most significant investing activities. During the first three months of 1996, approximately
$14.6 million of securities purchases were consummated in excess of replacement of maturing securities. Loan demand continued in the three months ended March 31, 1996 with $19 million in net new loans booked. Deposit growth in the first quarter of 1996 stemmed from a $64 million increase in interest bearing deposits and an increase in non-interest bearing deposits of $17 million.

Capital Resources

     Total dividends for the quarter ended March 31, 1996 increased to $.29 compared to $.28 paid in dividends for all four quarters of 1995.

     The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. These standards classify capital into two tiers, referred to as Tier 1 and Tier
2.

     At March 31, 1996 and 1995, Citizens Bancorp's Tier I risk-based capital ratio was 12.5% and 13.0%, respectively, well in excess of the 4% regulatory requirement. For the same periods, the total risk-based capital ratio was 13.8% and 14.2%, respectively, also well in excess of the 8% requirement. The leverage ratio stood at 8.6% and 8.5% at March 31, 1996 and 1995, respectively, meeting the 4% ratio test.

     At March 31, 1996 and 1995, Citizens Bank of Maryland's Tier I risk-based capital ratio was 12.2% and 12.5%, respectively.
For
the same periods, the total risk-based capital ratio was 13.5% and 13.7%, respectively. The leverage ratio stood at 8.3% and 8.0% at March 31, 1996 and 1995, respectively.

     At March 31, 1996 and 1995 Citizens Bank of Washington's Tier I risk-based capital ratio was 13.1% and 14.4%, respectively. For the same periods, the total risk-based capital ratio was 14.4% and 15.6%, respectively. The leverage ratio stood at 10.2% and 10.4% at March 31, 1996 and 1995, respectively. At March 31, 1996 and 1995 Citizens Bank of Virginia's Tier I risk-based capital ratio was 14.3% and 12.6%, respectively. For the same periods, the total risk-based capital ratio was 15.6% and 13.8%, respectively. The leverage ratio stood at 8.1% and 7.8% at March 31, 1996 and 1995, respectively.

PART II.  OTHER INFORMATION



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