Form 10-Q
period 1996-06-30
CITIZENS BANCORP /MD/
filed 1996-08-14
CIK 704054

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20949

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 1996   Commission File No. 0-10680


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

     As of July 25, 1996, registrant has 15,130,036 shares of Common Stock issued.

                              INDEX

                CITIZENS BANCORP AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


     Consolidated Statements of Condition - June 30, 1996 and December 31, 1995.

     Consolidated Statements of Income - Three months ended June
     30, 1996 and 1995. Six months ended June 30, 1996 and 1995.

     Consolidated Statements of Changes in Stockholders' Equity - Six months ended June 30, 1996 and 1995.

     Consolidated Statements of Cash Flows - Six months ended
     June 30, 1996 and 1995.

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

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      CITIZENS BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION
                (Dollars In Thousands, Except Per Share Data)
                                                  June 30,      Dec. 31,
                                                    1996          1995
Assets
Cash and Cash Equivalents . . . . . . . .        $  182,008    $  199,001
Securities Available for Sale(at fair value,
  amortized cost of $596,239 and $468,614,
  respectively)                                     597,464       471,989
Securities Held to Maturity(at amortized cost,
  fair value of $978,666 and $1,019,600,
  respectively)                                     988,246     1,019,708

Loans and Leases, net of Unearned Income          2,317,904     2,226,399
  Less Allowance for Loan Losses. . . . .            35,876        34,145
    Net Loans and Leases . . . . . . . .           2,282,028     2,192,254

Premises and Equipment, Net . . . . . . .            55,119        55,497
Accrued Income and Other Assets . . . . .             74,934      101,238
    Total Assets . . . . . . . . . . . .         $4,179,799    $4,039,687

Liabilities
Deposits:
  Noninterest-bearing  . . . . . . . .           $  657,978    $  639,667
  Interest-bearing . . . . . . . . . .            2,417,413     2,407,188
    Total Deposits . . . . . . . . . .            3,075,391     3,046,855
Short-term Borrowings . . . . . . . . . .           743,610       644,183
Other Liabilities . . . . . . . . . . . .            14,806        14,458
    Total Liabilities  . . . . . . . .            3,833,807     3,705,496

Stockholders' Equity
Preferred Stock, $10.00 Par Value;
  2,500,000 Shares; Outstanding, None
Common Stock, $2.50 Par Value;
  125,000,000 Shares Authorized;
  15,130,036 Shares Issued (1996) and
  15,056,981 (1995)  . . . . . . . . . .             37,825       37,642
Capital Surplus . . . . . . . . . . . . .           122,057        120,185
Retained Earnings . . . . . . . . . . . .           186,110        176,364

    Total Stockholders' Equity . . . .              345,992       334,191     Total Liabilities and
         Stockholders' Equity     . . . . . .    $4,179,799    $ 4,039,687

PART I,  ITEM 1 (Continued)


                     CITIZENS BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Data)
                                   For Three Months         For Six Months
                                     Ended June 30,           Ended June 30,
                                   1996        1995          1996              1995
Interest Income
Interest and Fees on Loans
  and Leases                      $46,055     $42,925      $91,122            $83,402
Interest and Dividends on Securities:
  Securities Available for Sale     8,179       6,227       15,400             11,272
  Securities Held to Maturity      13,820      16,820       28,294             33,702
Interest on Federal Funds Sold
  and Securities Purchased
  Under Resale Agreements              63          -           116                 -
      Total Interest Income        68,117      65,972      134,932            128,376

Interest Expense
Interest on Deposits               24,617      22,031       49,820             40,998
Interest on Short-term Borrowings   8,290       9,461       15,886         18,677
    Total Interest Expense         32,907      31,492       65,706             59,675

Net Interest Income                35,210      34,480       69,226         68,701
  Provision for Loan Losses        (1,930)     (1,575)      (3,860)        (3,295)
Net Interest Income After
  Provision for Loan Losses        33,280      32,905       65,366             65,406

Other Income
Service Charges on Deposit Accounts                5,329       5,056       10,436                             9,915
Other Service Charges and Fees      2,882       1,998        5,783              3,717
Insurance and Brokerage Fees        1,074         757        1,780              1,326
Other                                              1,726       1,932        3,479                             3,647
    Total Other Income             11,011       9,743       21,478             18,605

Other Expenses
Compensation and Employee Benefits                15,247      14,193       30,232                            28,117
Occupancy and Equipment             5,478       5,532       10,894             11,427
Other                               7,559       8,725       14,398             16,551
    Total Other Expenses           28,284      28,450       55,524             56,095

Income Before Income Taxes         16,007      14,198       31,320             27,916
Income Taxes                        5,861       5,422       11,485             10,538
Net Income                                       $10,146     $ 8,776      $19,835                      $17,378

Per Share of Common Stock Net Income             $   .67     $   .59      $  1.31                           $  1.16


PART I, Item 1 (Continued)
                                 CITIZENS BANCORP AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES
                                      IN STOCKHOLDERS' EQUITY
                           (Dollars In Thousands, Except Per Share Data)
                                     Common      Capital       Retained
                                     Stock       Surplus       Earnings      Total
Balance,
  December 31, 1994 . . . . . .   $ 37,330       $116,939      $152,110   $306,379
    Net Income . . . . . . . .                                   17,378     17,378
    Cash Dividends Paid on
      Common Stock . . . . . .                                   (8,402)    (8,402)
    Shares of Common Stock
      Sold . . . . . . . . . .         167          1,589                    1,756
    Net Change in Unrealized
       Gain on Securities
       Available for Sale                                         4,352      4,352
Balance,
    June 30, 1995                 $ 37,497       $118,528      $165,438   $321,463

Balance,
  December 31, 1995. . . . . . .  $ 37,642       $120,185      $176,364   $334,191
    Net Income . . . . . . . .                                   19,835     19,835
    Cash Dividends Paid On
      Common Stock . . . . . .                                   (8,765)    (8,765)
    Shares of Common Stock
      Sold . . . . . . . . . .         183          1,872                    2,055
    Net Change in Unrealized
       Gain on Securities
       Available for Sale . .                                    (1,324)    (1,324)

Balance,
    June 30, 1996 . . . . .       $ 37,825       $122,057      $186,110   $345,992


PART I, Item 1  (Continued)

                     CITIZENS BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Dollars In Thousands)
                                                      For Six Months
                                                      Ended June 30,
                                                     1996         1995
Cash Flows From Operating Activities
  Net Income . . . . . . . . . . . . . .         $   19,835     $ 17,378
    Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
         Loans Originated for Sale  . . . .        (107,662)     (36,276)
    Loans sold . . . . . . . . . . . .              107,645       26,973
     Provision for Loan Losses  . . . .               3,860        3,295
     Provision for Loss on Real Estate
       Acquired in Settlement of Loans                   62          759
     Depreciation and Amortization. . . .             3,670        3,595
     Amortization of Intangible Assets. .               188          725
     Net Amortization/Accretion of
        Premium/Discount on Securities .                352          472
     Increase (Decrease) in Accrued Interest
        Receivable and Other Assets . .              25,344       (1,901)
     Increase in Other Liabilities . . .                900        1,521
     Other . . . . . . . . . . . . . . .                 (26)       (763)
        Net Cash Provided by
          Operating Activities  . . . .            $  54,168   $   15,778

Cash Flows From Investing Activities
  Proceeds from Maturities and Sales of
    Investment Securities:
       Available for Sale . . . . . . .          $  160,227   $   57,139
       Held to Maturity . . . . . . . .             139,496       76,226
  Purchases of Investment Securities:
       Available for Sale . . . . . . .            (288,020)    (178,294)
       Held to Maturity . . . . . . . .            (108,214)     (20,920)
  Net Increase in Loans
        and Lease Receivables  . . . . .            (93,606)     (89,284)
  Purchases of Premises and Equipment                (3,301)      (2,348)
  Proceeds from Sale of Real Estate
        Acquired in Settlement of Loans               1,883        5,478
  Development Costs of Real Estate
        Acquired in Settlement of Loans                (913)      (1,612)
  Other                                                  34           31
        Net Cash Used in Investing Activities     $(192,414)  $ (153,584)

PART I, Item 1 (Continued)
                                                    For Six Months
                                                     Ended June 30,
                                                   1996          1995
Cash Flows From Financing Activities
  Net Increase (Decrease) in
    Noninterest-bearing Deposits . . . .         $  18,311     $  (8,112)
  Net Increase in Interest-bearing
      Deposits . . . . . . . . . . . . .            10,225       159,389
  Net Increase (Decrease) in Short-term
    Borrowings . . . . . . . . . . . . .            99,427       (34,446)
  Sale of Common Stock . . . . . . . . .             2,055         1,756
  Cash Dividends Paid on Common Stock  .            (8,765)       (8,402)

         Net Cash Provided by Financing
           Activities . . . . . . . . .          $ 121,253     $ 110,185

Net Decrease in Cash and Cash
  Equivalents  . . . . . . . . . . . . .           (16,993)      (27,621)

Cash and Cash Equivalents, Beginning
  of Period  . . . . . . . . . . . . . .           199,001       215,114

Cash and Cash Equivalents, End of
  Period  . . . . . . . . . . . . . . .          $ 182,008     $ 187,493

                     CITIZENS BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Six Months Ended June 30, 1996


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


NOTE 2.  EARNINGS PER SHARE

    Earnings per share have been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares was 15,106,035 and 14,975,675 for the six months ended June 30, 1996 and 1995, respectively.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid during the six months ended June 30, 1996 and 1995 was approximately $66.6 million and $59.0 million, respectively. In addition, the Corporation paid income taxes of approximately $10.2 million and $9.8 million during the six months ended June 30, 1996 and 1995, respectively.

    In non-cash investing activities, the Corporation transfered $289 thousand from Loans Receivable to Real Estate Acquired in Settlement of Loans during the six months ended June 30, 1996. For the same period in 1995, $1.1 million was transferred from Loans Receivable to Real Estate Acquired in Settlement of Loans.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS


    Citizens Bancorp adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of",effective January 1, 1996. This Statement prescribes the accounting for the impairment of long-lived assets, such as property, plant and equipment, identifiable intangible assets and goodwill related to those assets. An impairment loss is recorded when the undiscounted cashflows from the use and eventual disposal of the asset is less than the carrying value of the asset.

    Effective January 1, 1996 Citizens Bancorp also adopted SFAS 122, "Accounting for Mortgage Servicing Rights". This Statement, among other items, will require the Corporation to capitalize the fair value of mortgage servicing rights for loans originated at the time a loan is sold with the servicing retained by the seller.

    In addition, Citizens Bancorp adopted SFAS 123, "Accounting for Stock-Based Compensation", effective January 1, 1996. This Statement gives the
Corporation the option of either 1) continuing to account for stock options and other forms of stock compensation under the current accounting rules (APB No. 25, "Accounting for Stock Issued to Employees") while providing the disclosures required under SFAS 123 or 2) adopting SFAS 123 accounting for all stock compensation arrangements. The Corporation continues to account for stock options under the current accounting rules.

    The adoption of these Statements did not have a material impact on the Corporation's financial condition or results of operations for the six months ended June 30, 1996.

PART I, Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                     CITIZENS BANCORP AND SUBSIDIARIES

               (Dollars In Thousands, Except Per Share Data)

Selected financial information for Citizens Bancorp and Subsidiaries is listed below:
                                            Six Months     Six Months
                                              Ended           Ended
                                              June 30,       June 30,
                                               1996           1995
Condensed Income Statement
Interest Income . . . . . . . . . .         $  134,932     $  128,376
Interest Expense  . . . . . . . . .             65,706         59,675
Net Interest Income . . . . . . . .             69,226         68,701
Provision for Loan Losses . . . . .              3,860          3,295
Other Income  . . . . . . . . . . .             21,478         18,605
Other Expenses  . . . . . . . . . .             55,524         56,095
Income before Income Tax . . . . .              31,320         27,916
Applicable Income Taxes . . . . . .             11,485         10,538
Net Income  . . . . . . . . . . . .             19,835         17,378

Per Share of Common Stock
Net Income  . . . . . . . . . . . .         $     1.31     $     1.16
Dividends Paid  . . . . . . . . . .                .58            .56
Book Value  . . . . . . . . . . . .              22.87          21.43

Other Information
Total Average Assets  . . . . . . .         $4,014,100     $3,750,022
Total Assets  . . . . . . . . . . .          4,179,799      3,822,450
Total Average
  Stockholders' Equity . . . . . .             340,863        314,295

Ratios
Interest Margin . . . . . . . . . .               3.72%          3.99%
Loans to Deposits . . . . . . . . .              74.15          71.17
Capital to Assets . . . . . . . . .               8.49           8.38
Return on Equity  . . . . . . . . .              11.70          11.15
Return on Assets  . . . . . . . . .                .99            .93
Loans to Assets . . . . . . . . . .              56.16          53.10
Dividends Paid to
  Net Income  . . . . . . . . . . .              45.19          48.35
Allowance for Loan
  Losses to Loans  . . . . . . . .                1.55           1.62

Results of Operations

    Net income for the six months ended June 30, 1996 increased $2.5 million or 14.1% from the corresponding period in 1995. Earnings per share for the six months totaled $1.31 which was $.15 or 12.9% greater than the first six months of 1995. The Corporation's returns on average equity were 11.70% and 11.15% for the six months ended June 30, 1996 and 1995, respectively. The Corporation's returns on average assets were .99% and .93% for the six months ended June 30, 1996 and 1995, respectively.

Net Interest Income

    Net interest income for the six months ended June 30, 1996 increased $525 thousand or 0.8% from the corresponding period in 1995. This increase resulted primarily from an additional $6.6 million in interest income which was realized from an increase in earnings assets, offset by a $6.0 million rise in interest expense due to increasing deposit costs. Average earning assets increased due to an additional $263 million (13.2%) in average loans outstanding. Funding for the loan growth was obtained through $307 million (38.5%) growth in time certificate deposits less $49 million (3.6%) in other less outstanding deposit products.

    In the table below, net interest income is presented on a "taxable equivalent" basis. The income earned on tax-exempt assets, such as municipal securities, is adjusted for analytical purposes to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

PART I, Item 2 (Continued)
                            CITIZENS BANCORP AND SUBSIDIARIES
                        QUARTERLY AVERAGE CONSOLIDATED STATEMENTS
                                 OF CONDITION AND RATES
                               Six Months - 1996                Six Months - 1995
                        Average                           Average
                        Balance      Interest     Rate    Balance      Interest     Rate
                                (Taxable Equivalent Basis, Dollars In Thousands)
ASSETS

Loans:
  Commercial . . . . .  $  386,140     $16,457    8.57%   $  357,159   $16,019     9.04%
  Real Estate  . . . .  1,120,433       47,346    8.50       977,442    44,044     9.09
  Consumer . . . . . .                 747,795       27,319            7.35       656,641      23,339     7.17
    Total Loans  . . .  2,254,368       91,122    8.13     1,991,242    83,402     8.45

Securities:
  Available for Sale .    529,863       15,400    5.85       332,521    11,272     6.84
  Held to Maturity. . .    952,623      27,273    5.76     1,147,341    32,560     5.72
  Tax-exempt
    Held to Maturity .      27,763       1,570   11.37        30,710     1,757    11.54
Total Investment
    Securities . . . .   1,510,249      44,243    5.89     1,510,572    45,589     6.09

Fed Funds Sold &
 Securities Purchased
 Under Resale
 Agreements                 4,555          116    5.12            -         -        -
     Total Interest
      Earning Assets .   3,769,172    $135,481    7.23%    3,501,814   128,991     7.43%

Cash . . . . . . . . .    159,463                            161,570
Allowance for Loan
  Losses . . . . . . .    (35,225)                           (33,155)
Other Assets . . . . .    120,690                            119,793
         Total Assets  $4,014,100                         $3,750,022

PART I, Item 2 (Continued)

                               Six Months - 1996           Six Months - 1995
                        Average                       Average
                        Balance   Interest    Rate    Balance   Interest  Rate
                                (Taxable Equivalent Basis, Dollars In Thousands)
LIABILITIES AND
  STOCKHOLDERS' EQUITY


Deposits:
  Savings and Demand .  $  914,955    $12,232     2.69%   $  922,711   $12,449     2.72%
  Money Market . . . .    398,402       6,942     3.50       439,630     7,239     3.32
  Time Certificates  .  1,106,029      30,646     5.57       798,793    21,310     5.38
    Total  . . . . . .  2,419,386      49,820     4.14     2,161,134    40,998     3.83

  Short-term Borrowings   613,856      15,886     5.20       621,108    18,677     6.06

Total Interest-bearing
  Liabilities  . . . .  3,033,242      65,706     4.36     2,782,242    59,675     4.32

Noninterest-bearing
  Deposits . . . . . .    620,909                            636,906
Other Liabilities  . .     19,086                             16,587
Stockholders' Equity .    340,863                            314,287
Total Liabilities and
  Stockholders' Equity  $4,014,100                        $3,750,022
Net Interest Income  .                $69,775                          $69,316
Net Interest Margin  .                            3.72%                            3.99%

Provision for Loan Losses and Allowance

    The provision for loan losses was $ 3.9 million for the six months ended June 30, 1996 compared to $3.3 million for the comparable 1995 period. Charge-offs and recoveries for each six month periods are listed below.

                        6 Mos.       6 Mos.
                         1996         1995
                       (Dollars in Thousands)
Charge-offs:
  Real Estate-Mortgage  $1,681       $ 883
  Commercial              402           71
  Consumer                904          477
Total Charge-offs       2,987        1,431

Recoveries:
  Real Estate-Mortgage     11            1
  Commercial              378          309
  Consumer                468          176
Total Recoveries          857          486

Net Charge-offs        $2,130         $945

    The allowance for loan losses was $35.9 million and $33.2 million at June 30, 1996 and 1995, respectively. The allowance approximates 1.55% and 1.62% of total loans outstanding at both
June 30, 1996 and 1995, respectively. The allowance represents coverage of 257.6% and 187.1% of non-performing loans outstanding at June 30, 1996 and 1995, respectively. At June 30, 1996 and
December 31, 1995 there was $13.9 million and $17.7 million in non-performing loans outstanding.

    At June 30, 1996 and December 31, 1995 there was $20.4 million and $15.2 million, respectively in real estate acquired in settlement of loans owned by the Corporation.
PAGE

Non-Performing Assets

    Non-performing assets include nonaccrual and restructured loans, accruing loans past-due 90 days or more, and real estate acquired in settlement of loans. The table below reflects the distribution of non-performing assets.

                                      June 30,    December 31,
                                       1996           1995
                                     (Dollars in Thousands)
Commercial, Financial, and
  Agricultural                                    $ 5,798 $  5,015
Real Estate - Construction             1,003         1,384
Real Estate - Mortgage                 6,959         7,421
Consumer                                 169           458
    Total Non-performing loans        13,929        14,278

Real Estate Acquired in Settlement
  of Loans                            20,357        21,399
    Total Non-performing Assets      $34,286      $ 35,677

Non-performing Loans to Total Loans      .60%          .64%
Non-performing Assets to Loans
  and Real Estate Acquired
  in Settlement of Loans                             1.47     1.59
Accruing Loans past Due 90 Days
  or More                                         $ 1,454 $  5,303
Restructured Loans                    11,201        13,227

Other Income and Expense

    Other income for the six months ended June 30, 1996 increased $2.9 million or 15.4% from the comparable 1995 period. Included in the June 30, 1996 results was the accrual of $298 thousand in merchant discount income pertaining to the Corporation's credit card services. Also included were fees associated with official check outsourcing income of $247 thousand. Revenues from the mortgage bank subsidiary increased $1.2 million for the six months ended June 30, 1996 compared to the same period in 1995. This increase was attributable to lower interest rates in 1996 which stimulated the refinancing market volume.

    Other expenses decreased $591 thousand or 1.2% for the six months ended June 30, 1996 compared to the same period in 1995. Included in the June 30, 1996 results were compensation cost increases of $2.2 million as a result of normal merit increases and hiring of new staff. Net occupancy expenses decreased $533 thousand for the period ended June 30, 1996 compared to the same period in 1995, due to branch closings and reconfigurations which were incurred throughout 1995. Also included was an increase in marketing expenses of $781 thousand and a decrease in FDIC premium assessments of $3.0 million for the period ended June 30, 1996 as compared to the same period in 1995.


Income Taxes

    Federal and state income taxes increased 9.0% for the six months ended June 30, 1996 when compared with 1995. This resulted primarily from higher levels of pre-tax income.

    The Corporation's effective income tax rates were 36.7% and 37.7% for the six months ended June 30, 1996 and 1995, respectively.


Financial Condition

    As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $54.2 million and $15.8 million for the six months ended June 30, 1996 and 1995, respectively.

    Purchases of investment securities and growth in loans outstanding were the Corporation's most significant investing activities. During the first six months of 1996, approximately $96.3 million of securities purchases were consummated in excess of replacement of maturing securities. Loan demand continued in the six months ended June 30, 1996 with $93.6 million in net new loans booked. Deposit growth in the first six months of 1996 stemmed from a $10.2 million increase in interest bearing deposits and an increase in non-interest bearing deposits of $18.3 million.
PAGE

Capital Resources

    Dividends for the two quarters ended June 30, 1996 increased to $.29 compared to $.28 paid in dividends for all four quarters of 1995.

    The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. These standards classify capital into two tiers, referred to as Tier 1 and Tier 2.

    At June 30, 1996 and 1995, Citizens Bancorp's Tier I risk-based capital ratio was 12.1% and 12.9%, respectively, well in excess of the 4% regulatory requirement. For the same periods, the total risk-based capital ratio was 13.3% and 14.1%, respectively, also well in excess of the 8% requirement. The leverage ratio stood at 8.5% and 8.5% at June 30, 1996 and 1995, respectively, meeting the 4% ratio test.

    At June 30, 1996 and 1995, Citizens Bank of Maryland's Tier I risk-based capital ratio was 11.6% and 12.8%, respectively. For the same periods, the total risk-based capital ratio was 12.8% and 14.1%, respectively. The leverage ratio stood at 8.1% and 8.2% at June 30, 1996 and 1995, respectively.

    At June 30, 1996 and 1995 Citizens Bank of Washington's Tier
I risk-based capital ratio was 13.8% and 14.6%, respectively. For the same periods, the total risk-based capital ratio was 15.1% and 15.9%, respectively. The leverage ratio stood at 10.6% and 11.9% at June 30, 1996 and 1995, respectively.
PAGE

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