Form 10-Q
period 1996-09-30
CITIZENS BANCORP /MD/
filed 1996-11-12
CIK 704054

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20949

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1996  Commission File No. 0-10680


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

     As of October 18, 1996, registrant has 15,133,099 shares of Common Stock issued.

                              INDEX

CITIZENS BANCORP AND SUBSIDIARIES


 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Consolidated Statements of Condition - September 30, 1996   and  December 31,
1995.

     Consolidated Statements of Income - Three months ended
     September 30, 1996 and 1995. Nine months ended September 30,
     1996 and 1995.

     Consolidated Statements of Changes in Stockholders' Equity -
     Nine months ended September 30, 1996 and 1995.

     Consolidated Statements of Cash Flows - Nine months ended
     September 30, 1996 and 1995.

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

                      CITIZENS BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION
                       (Dollars In Thousands, Except Per Share Data)
                                                       Sept. 30,     Dec. 31,
                                                         1996          1995
Assets
Cash and Cash Equivalents . . . . . . . .           $  198,145    $  199,001
Securities Available for Sale(at fair value,
  amortized cost of $534,283 and $468,614,
  respectively)                                        545,425       471,989

Securities Held to Maturity(at amortized cost,
  fair value of $993,371 and $1,019,600,
  respectively)                                      1,000,859     1,019,708


Loans and Leases, net of Unearned Income             2,333,811     2,226,399
  Less Allowance for Loan Losses. . . . .               37,156        34,145
    Net Loans and Leases . . . . . . . .             2,296,655     2,192,254

Premises and Equipment, Net . . . . . . .               56,471        55,497
Accrued Income and Other Assets . . . . .               71,580       101,238
    Total Assets . . . . . . . . . . . .            $4,169,135    $4,039,687

Liabilities
Deposits:
  Noninterest-bearing  . . . . . . . .               $  654,507    $  639,667
  Interest-bearing . . . . . . . . . .                2,371,189     2,407,188
    Total Deposits . . . . . . . . . .                3,025,696     3,046,855
Short-term Borrowings . . . . . . . . . .               772,466       644,183
Other Liabilities . . . . . . . . . . . .                16,389        14,458
    Total Liabilities  . . . . . . . .                3,814,551     3,705,496

Stockholders' Equity
Preferred Stock, $10.00 Par Value;
  2,500,000 Shares; Outstanding, None
Common Stock, $2.50 Par Value;
  125,000,000 Shares Authorized;
  15,132,599 Shares Issued (1996) and
  15,056,981 (1995)  . . . . . . . . . .                 37,832        37,642
Capital Surplus . . . . . . . . . . . . .               122,110       120,185
Retained Earnings . . . . . . . . . . . .               194,642       176,364

    Total Stockholders' Equity . . . .                  354,584       334,191
    Total Liabilities and
         Stockholders' Equity     . . . . . .        $4,169,135   $ 4,039,687

                     CITIZENS BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands, Except Per Share Data)
                                (Unaudited)
                                    For Three Months       For Nine Months
                                   Ended September 30,    Ended September 30,
                                    1996         1995       1996         1995
Interest Income
Interest and Fees on Loans
  and Leases                         $46,699     $43,680     $137,821  $127,082
Interest and Dividends on Securities:
  Securities Available for Sale        8,202       5,349       23,602    16,621
  Securities Held to Maturity         15,131      16,110       43,425    49,812
Interest on Federal Funds Sold
  and Securities Purchased
  Under Resale Agreements                                         116
      Total Interest Income           70,032      65,139      204,964   193,515

Interest Expense
Interest on Deposits                  24,322      24,357       74,142    65,355
Interest on Short-term Borrowings      9,675       6,623       25,561    25,300
    Total Interest Expense            33,997      30,980       99,703    90,655

Net Interest Income                   36,035      34,159      105,261   102,860
Provision for Loan Losses             (1,930)     (1,825)      (5,790)   (5,120)
Net Interest Income After
  Provision for Loan Losses           34,105      32,334       99,471    97,740

Other Income
Service Charges on Deposit Accounts    5,246       5,116       15,682    15,031
Other Service Charges and Fees         1,822       1,736        5,825     4,127
Insurance and Brokerage Fees             824         576        2,604     1,902
Other                                  3,194       2,698        8,453     7,671
    Total Other Income                11,086      10,126       32,564    28,731

Other Expenses
Compensation and Employee Benefits    15,568      14,705       45,800    42,822
Occupancy and Equipment                5,628       5,513       16,522    16,940
Other                                  6,309       7,010       20,707    23,561
    Total Other Expenses              27,505      27,228       83,029    83,323

Income Before Income Taxes            17,686      15,232       49,006    43,148
Income Taxes                           6,375       5,783       17,860    16,321
Net Income                           $11,311     $ 9,449      $31,146   $26,827

Per Share of Common Stock Net Income $   .75     $   .63      $  2.06   $ 1.79

       PART I, Item 1 (Continued)
                                 CITIZENS BANCORP AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES
                                      IN STOCKHOLDERS' EQUITY
                           (Dollars In Thousands, Except Per Share Data)
                                Common      Capital         Retained
                                 Stock      Surplus         Earnings     Total
Balance,
  December 31, 1994 . . . . .   $ 37,330     $116,939      $152,110   $306,379
    Net Income . . . . . . .                                 26,827     26,827
    Cash Dividends Paid on
      Common Stock . . . . . .                              (12,610)    (12,610)
    Shares of Common Stock
      Sold . . . . . . . . .         245        2,434                     2,679
    Net Change in Unrealized
       Gain on Securities
       Available for Sale                                     4,308       4,308
Balance,
    September 30, 1995          $ 37,575     $119,373      $170,635    $327,583

Balance,
  December 31, 1995. . . . .    $ 37,642     $120,185      $176,364    $334,191
  Net Income . . . . . . . .                                 31,146      31,146
    Cash Dividends Paid On
      Common Stock . . . . .                                (13,153)    (13,153)
    Shares of Common Stock
      Sold . . . . . . . . . .       190        1,925                     2,115
    Net Change in Unrealized
       Gain on Securities
       Available for Sale . .                                   285         285

Balance,
    September 30, 1996 . . . .  $ 37,832     $122,110      $194,642    $354,584

PART I, Item 1  (Continued)

                     CITIZENS BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Dollars In Thousands)
                                                            For Nine Months
                                                          Ended September 30,
                                                           1996         1995
Cash Flows From Operating Activities
  Net Income . . . . . . . . . . . . . .               $   31,146     $ 26,827
    Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
         Loans Originated for Sale  . . . .              (159,314)     (75,124)
    Loans Sold . . . . . . . . . . . .                    141,691        63,505
    Provision for Loan Losses  . . . .                      5,790         5,120
     Provision for Loss on Real Estate
       Acquired in Settlement of Loans                         62         1,260
     Depreciation and Amortization. . . .                   5,415         5,348
     Amortization of Intangible Assets. .                     178         1,087
     Net Amortization/Accretion of
        Premium/Discount on Securities  . . . .               369           364
     Decrease (Increase)in Accrued Interest
        Receivable and Other Assets . .                    29,006        (3,378)
     Increase in Other Liabilities . . .                    1,801         1,761
     Other . . . . . . . . . . . . . . .                      (64)         (771)
        Net Cash Provided by
          Operating Activities  . . . .                 $  56,080    $   25,999

Cash Flows From Investing Activities
  Proceeds from Maturities and Sales of
    Investment Securities:
       Available for Sale . . . . . . .                 $ 246,685    $   79,849
       Held to Maturity . . . . . . . .                   264,299       139,447
  Purchases of Investment Securities:
       Available for Sale . . . . . . .                  (320,052)     (231,595)
       Held to Maturity . . . . . . . .                  (245,473)      (20,940)
  Net Increase in Loans
        and Lease Receivables  . . . . .                  (92,556)     (171,361)
  Purchases of Premises and Equipment                      (6,434)       (3,249)
  Proceeds from Sale of Real Estate
        Acquired in Settlement of Loans                     2,151         6,359
  Development Costs of Real Estate
        Acquired in Settlement of Loans                    (1,726)       (2,260)
  Other                                                        84            71
        Net Cash Used in Investing Activities           $(153,022)   $ (203,679)



PART I, Item 1 (Continued)
                                                           For Nine Months
                                                         Ended September 30,
                                                          1996          1995

Cash Flows From Financing Activities
  Net Increase (Decrease) in
    Noninterest-bearing Deposits . . . .               $  14,840     $ (37,863)
  Net (Decrease) Increase in Interest-
    bearing Deposits . . . . . . . . . .                 (35,999)      247,540
  Net Increase (Decrease) in Short-term
    Borrowings . . . . . . . . . . . . .                 128,283       (37,856)
  Sale of Common Stock . . . . . . . . .                   2,115         2,679
  Cash Dividends Paid on Common Stock  .                 (13,153)      (12,610)

         Net Cash Provided by Financing
           Activities . . . . . . . . .                $  96,086     $ 161,890

Net Decrease in Cash and Cash
  Equivalents  . . . . . . . . . . . . .                    (856)      (15,790)

Cash and Cash Equivalents, Beginning
  of Period  . . . . . . . . . . . . . .                 199,001       215,114

Cash and Cash Equivalents, End of Period               $ 198,145     $ 199,324

                     CITIZENS BANCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Nine Months Ended September 30, 1996


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


NOTE 2.  EARNINGS PER SHARE

    Earnings per share have been calculated on the basis of the weighted average number of shares outstanding for the applicable periods. Weighted average number of shares was 15,114,438 and 14,992,090 for the nine months ended September 30, 1996 and 1995, respectively.


NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid during the nine months ended September 30, 1996 and 1995 was approximately $100.9 million and $89.8 million, respectively. In addition, the Corporation paid income taxes of approximately $17.1 million for both the nine months ended September 30, 1996 and 1995, respectively.

    In non-cash investing activities, the Corporation transferred $289 thousand from Loans Receivable to Real Estate Acquired in Settlement of Loans during the nine months ended September 30, 1996. For the same period in 1995, $1.1 million was transferred from Loans Receivable to Real Estate Acquired in Settlement of Loans.

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

    In addition, Citizens Bancorp adopted SFAS 123, "Accounting for Stock-Based Compensation", effective January 1, 1996. This Statement gives the
Corporation the option of either 1) continuing to account for stock options and other forms of stock compensation under the current accounting rules (APB No. 25, "Accounting for Stock Issued to Employees") while providing the disclosures required under SFAS 123 or 2) adopting SFAS 123 accounting for all stock compensation arrangements. The Corporation opted to continue to account for stock options under APB No. 25, "Accounting for Stock Issued to Employees".

The adoption of these Statements did not have a material impact on the Corporation's financial condition or results of operations for the nine months ended September 30, 1996.

PART I, Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                     CITIZENS BANCORP AND SUBSIDIARIES

               (Dollars In Thousands, Except Per Share Data)

Selected financial information for Citizens Bancorp and Subsidiaries is listed below:
                                                 Nine Months    Nine Months
                                                   Ended           Ended
                                                September 30,  September 30,
                                                   1996           1995
Condensed Income Statement
Interest Income . . . . . . . . . .               $  204,964      $  193,515
Interest Expense  . . . . . . . . .                   99,703          90,655
Net Interest Income . . . . . . . .                  105,261         102,860
Provision for Loan Losses . . . . .                    5,790           5,120
Other Income  . . . . . . . . . . .                   32,564          28,731
Other Expenses  . . . . . . . . . .                   83,029          83,323
Income before Income Tax . . . . .                    49,006          43,148
Applicable Income Taxes . . . . . .                   17,860          16,321
Net Income  . . . . . . . . . . . .                   31,146          26,827

Per Share of Common Stock
Net Income  . . . . . . . . . . . .               $     2.06      $     1.79
Dividends Paid  . . . . . . . . . .                      .87             .84
Book Value  . . . . . . . . . . . .                    23.43           21.79

Other Information
Total Average Assets  . . . . . . .               $4,058,025      $3,766,522
Total Assets  . . . . . . . . . . .                4,169,135       3,883,747
Total Average
  Stockholders' Equity . . . . . .                   342,463         317,646

Ratios
Interest Margin . . . . . . . . . .                     3.72%           3.94%
Loans to Deposits . . . . . . . . .                    74.86           70.92
Capital to Assets . . . . . . . . .                     8.44            8.43
Return on Equity  . . . . . . . . .                    12.15           11.29
Return on Assets  . . . . . . . . .                     1.03             .95
Loans to Assets . . . . . . . . . .                    56.03           53.69
Dividends Paid to
  Net Income  . . . . . . . . . . .                    42.23           47.00
Allowance for Loan
  Losses to Loans  . . . . . . . .                      1.59            1.61

Results of Operations

    Net income for the nine months ended September 30, 1996 increased $4.3 million or 16.1% from the corresponding period in 1995. Earnings per share for the nine months totaled $2.06 which was $.27 or 15.1% greater than the first nine months of 1995. The Corporation's returns on average equity were 12.15% and 11.29% for the nine months ended September 30, 1996 and 1995, respectively. The Corporation's returns on average assets were 1.03% and .95% for the nine months ended Setember 30, 1996 and 1995, respectively.

Net Interest Income

    Net interest income for the nine months ended September 30, 1996 increased $2.4 million or 2.3% from the corresponding period in 1995. This increase resulted primarily from an additional $11.4 million in interest income which was realized from an increase in earnings assets, offset by a $9.0 million rise in interest expense due to an increase in volume in interest-bearing liabilities. Average earning assets increased due to an additional $252 million (12.4%) in average loans outstanding. Funding for the loan growth was obtained largely through $230 million (26.4%) growth in time certificate deposits.

    In the table below, net interest income is presented on a "taxable equivalent" basis. The income earned on tax-exempt assets, such as municipal securities, is adjusted for analytical purposes to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

PART I, Item 2 (Continued)
                            CITIZENS BANCORP AND SUBSIDIARIES
                        QUARTERLY AVERAGE CONSOLIDATED STATEMENTS
                                 OF CONDITION AND RATES
                   Nine Months - 1996            Nine Months - 1995
                   Average                            Average
                   Balance     Interest      Rate     Balance   Interest  Rate
                          (Taxable Equivalent Basis, Dollars In Thousands)
ASSETS

Loans:
  Commercial . . .  $  387,769   $ 24,499   8.44%  $  351,879  $23,840  9.06%
  Real Estate  . .   1,133,379     71,713   8.45      996,504   66,940  8.98
  Consumer . . . .     752,730     41,609   7.38      673,826   36,302  7.20
    Total Loans  .   2,273,878    137,821   8.10    2,022,209  127,082  8.40
Securities:
  Available for Sale   543,080     23,602   5.81      343,585   16,621  6.47
  Held to Maturity.    963,518     41,837   5.80    1,124,205   48,127  5.72
  Tax-exempt
    Held to Maturity .  28,413      2,443  11.49       29,846    2,592 11.61
Total Investment
    Securities . . . 1,535,011     67,882   5.91    1,497,636   67,340  6.01

Fed Funds Sold &
 Securities Purchased
 Under Resale
 Agreements              3,026        116   5.12       -           -     -
     Total Interest
      Earning Assets 3,811,915   $205,819   7.21%   3,519,845   194,422 7.38%

Cash . . . . . . . .   160,436                        161,929
Allowance for Loan
  Losses . . . . .     (35,692)                       (33,390)
Other Assets . . . .   121,366                        118,138
     Total Assets   $4,058,025                     $3,766,522

PART I, Item 2 (Continued)

                     Nine Months - 1996                  Nine Months - 1995
                     Average                       Average
                     Balance   Interest    Rate    Balance    Interest     Rate
                         (Taxable Equivalent Basis, Dollars In Thousands)
LIABILITIES AND
  STOCKHOLDERS' EQUITY


Deposits:
  Savings and Demand  $  902,323  $ 18,224  2.70% $  912,751   $ 18,562    2.72%
  Money Market . .       411,873    10,625  3.45     430,522     10,876    3.38
  Time Certificates    1,099,136    45,293  5.50     869,296     35,917    5.52
Total  . . . . . .     2,413,332    74,142  4.10   2,121,569     65,355    3.95

  Short-term Borrowings  658,702    25,561  5.18     580,802     25,300    5.82

Total Interest-bearing
  Liabilities  . . .   3,072,034    99,703  4.33   2,793,371     90,655    4.34

Noninterest-bearing
  Deposits . . . . . .   624,336                     638,810
Other Liabilities  . .    19,192                      16,695
Stockholders' Equity     342,463                     317,646
Total Liabilities and
 Stockholders' Equity $4,058,025                  $3,766,522
Net Interest Income  .            $106,116                     $103,767
Net Interest Margin  .                      3.72%                          3.94

Provision for Loan Losses and Allowance

    The provision for loan losses was $ 5.8 million for the nine months ended September 30, 1996 compared to $5.1 million for the comparable 1995 period. Charge-offs and recoveries for each nine month periods are listed below.

                                                 For Nine Months
                                              Ended September 30,
                                                 1996         1995
                                             (Dollars in Thousands)
Charge-offs:

  Real Estate-Mortgage                          $1,764       $1,473
  Real Estate-Const/Land                           772            0
  Commercial                                       561          205
  Consumer                                       1,290          802
Total Charge-offs                                4,387        2,480

Recoveries:
  Real Estate-Mortgage                              17           86
  Commercial                                     1,012          346
  Consumer                                         577          434
Total Recoveries                                 1,606          866

Net Charge-offs                                 $2,781       $1,614

    The allowance for loan losses was $37.2 million and $34.4 million at September 30, 1996 and 1995, respectively. The allowance approximates 1.59% and 1.61% of total loans outstanding at both September 30, 1996 and 1995, respectively. The allowance represents coverage of 312.6% and 221.9% of non-performing loans outstanding at September 30, 1996 and 1995, respectively. At September 30, 1996 and December 31, 1995 there was $11.9 million and $14.3 million in non-performing loans outstanding.

    At September 30, 1996 and December 31, 1995 there was $20.9 million and $21.4 million, respectively in real estate acquired in settlement of loans owned by the Corporation.
PAGE

Non-Performing Assets

    Non-performing assets include nonaccrual and restructured loans, accruing loans past-due 90 days or more, and real estate acquired in settlement of loans. The table below reflects the distribution of non-performing assets.

                                                  Sept. 30,       Dec.31,
                                                    1996            1995
                                                   (Dollars in Thousands)
Commercial, Financial, and
  Agricultural                                      $ 3,595     $  5,015
Real Estate - Construction                              -          1,384
Real Estate - Mortgage                                8,117        7,421
Consumer                                                169          458
    Total Non-performing Loans                       11,881       14,278

Real Estate Acquired in Settlement
  of Loans                                           20,927       21,399
    Total Non-performing Assets                     $32,808     $ 35,677

Non-performing Loans to Total Loans                     .51%         .64%
Non-performing Assets to Loans
  and Real Estate Acquired
  in Settlement of Loans                               1.39         1.59
Accruing Loans past Due 90 Days
  or More                                           $ 1,712     $  5,303
Restructured Loans                                    7,939       13,227

Other Income and Expense

    Other income for the nine months ended September 30, 1996 increased $3.8 million or 13.3% from the comparable 1995 period. Included in the September 30, 1996 results were increases of $710 thousand and $298 thousand in automated teller machine surcharge and official check fees, repectively. Revenues from the mortgage bank subsidiary increased $1.4 million for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was attributable to lower interest rates in 1996 which stimulated the refinancing market volume.

    Other expenses decreased $291 thousand or .4% for the nine months ended September 30, 1996 compared to the same period in 1995. Included in the September 30, 1996 results were compensation cost increases of $3.0 million as a result of normal merit increases and hiring of new staff. Also included was a decrease in FDIC premium assessments of $2.9 million for the period ended September 30, 1996 as compared to the same period in 1995.

Income Taxes

    Federal and state income taxes increased 9.4% for the nine months ended September 30, 1996 when compared with 1995. This resulted primarily from higher levels of pre-tax income.

    The Corporation's effective income tax rates were 36.4% and 38.8% for the nine months ended September 30, 1996 and 1995, respectively.


Financial Condition

    As reflected in the Consolidated Statements of Cash Flows, net cash provided by operating activities was $56.1 million and $26.0 million for the nine months ended September 30, 1996 and 1995, respectively.

    Purchases of investment securities and growth in loans outstanding were the Corporation's most significant investing activities. During the first nine months of 1996, approximately $54.5 million of securities purchases were consummated in excess of replacement of maturing securities. Loan demand continued in the nine months ended September 30, 1996 with $92.5 million in net new loans booked. Deposit decreases in the first nine months of 1996 stemmed from a $36.0 million decrease in interest bearing deposits offset by an increase in non-interest bearing deposits of $14.8 million.
PAGE

Capital Resources

    Dividends for the three quarters ended September 30, 1996 increased to $.29 compared to $.28 paid in dividends for all four quarters of 1995.

    The Federal Reserve Board sets standards for measuring capital adequacy for U.S. banking organizations. These standards classify capital into two tiers, referred to as Tier 1 and Tier 2.

    At September 30, 1996 and 1995, Citizens Bancorp's Tier I risk-based capital ratio was 12.9% and 12.7%, respectively, well in excess of the 4% regulatory requirement. For the same periods, the total risk-based capital ratio was 14.1% and 14.0%, respectively, also well in excess of the 8% requirement. The leverage ratio stood at 8.5% and 8.7% at September 30, 1996 and 1995, respectively, exceeding the 4% ratio test.

    At September 30, 1996 and 1995, Citizens Bank of Maryland's Tier I risk-based capital ratio was 12.2% and 12.6%, respectively. For the same periods, the total risk-based capital ratio was 13.5% and 13.9%, respectively. The leverage ratio stood at 8.2% and 8.4% at September 30, 1996 and 1995, respectively.

    At September 30, 1996 and 1995 Citizens Bank of Washington's Tier I risk-based capital ratio was 15.0% and 13.7%, respectively. For the same periods, the total risk-based capital ratio was 16.2% and 14.9%, respectively. The leverage ratio stood at 11.0% and 10.6% at September 30, 1996 and 1995, respectively.

PART I, Item 2 (Continued)

 Other Events-Announcement of Merger

    On September 16, 1996, Citizens Bancorp announced the signing of a definitive agreement under which Citizens will merge with Crestar Financial Corporation. Pending approval by regulatory authorities and the shareholders of both institutions, the transaction is expected to be completed by March 31, 1997. Under the terms of the agreement, Citizens' shareholders will receive
 .835 shares of Crestar common stock for each share of Citizens stock they hold. We believe this merger is a very positive step forward, and in the best interests of our shareholders, customers, and staff. Upon completion of the merger, our combined organization will have the largest deposit share in the Greater Washington Metropolitan area and hold the number two position in the State of Maryland.

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - See proxy statement filed with the Securities and Exchange
         Commission on April 5, 1991.

Item 5.  Other Information - None

Item 6. Exhibits and Reports on Form 8-K - See Form 8-K filed with the Securities and Exchange Commission on September
         16, 1996 regarding merger announcement between Citizens
         Bancorp and Crestar Financial Corporation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CITIZENS BANCORP

              By: Kaye A. Simmons
                  Treasurer
                  Principal Accounting Officer

              By: Jean G. Salamone
                  Secretary